Form 10QSB
period 1995-03-31
CELLCOM CORP
filed 1995-05-15
CIK 737275

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB


/X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

/ / Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



                     For the quarter ended March 31, 1995

                        Commission File Number 0-13615



                                 CELLCOM CORP.
             (Exact name of Registrant as specified in its charter)




                Delaware                              06-1106964
        (State of Incorporation)                (IRS Employer ID Number)



                520 South Fourth Street, Las Vegas, Nevada  89101
          (Address of principal executive offices, including zip code)


                                (702) 896-8898
              (Registrant's telephone number, including area code)


Indicate by check mark whether Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such period that the Registrant was required to file such report(s), and (2) has been subject to the filing requirements for at least the past 90 days.
                         X     Yes                      No
                        ---                       ---
             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                      PROCEEDINGS FOR THE LAST FIVE YEARS

Indicate by check mark whether registrant has filed all documentation and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                         X     Yes                      No
                        ---                       ---
The registrant had 11,558,605 shares of Common Stock outstanding as of May 1, 1995.

CELLCOM CORP. AND SUBSIDIARIES
FORM 10-QSB INDEX


                                                         PAGE  #
                                                        ----------
PART I- FINANCIAL INFORMATION

Condensed Consolidated Balance Sheets as of
March 31, 1995 (Unaudited) and September 30, 1994........    3

Condensed Consolidated Statements of Operations for
the Three Months Ended March 31, 1995 and 1994
(Unaudited)..............................................    4

Condensed Consolidated Statements of Operations for
the Six Months Ended March 31, 1995 and 1994
(Unaudited)..............................................    5

Condensed Consolidated Statements of Cash Flows for the
Six Months Ended March 31, 1995 and 1994 (Unaudited).....    6

Notes to the Condensed Consolidated Financial
Statements (Unaudited)...................................    7

Management's Discussion and Analysis ....................    9


PART II- OTHER INFORMATION

Exhibits and Reports on Form 8-K.........................   10

Signatures...............................................   11

CELLCOM CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 1995 (UNAUDITED) AND SEPTEMBER 30, 1994


                         (Dollar amounts in thousands)

                                            03/31/95       09/30/94
                                          -----------    -----------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                  $      319    $       129
Accounts receivable                               171            357
Prepaid expenses                                    2              3
                                           ----------    -----------
TOTAL CURRENT ASSETS                       $      492    $       489
                                           ==========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                    3             30
Taxes payable                                      53             53
                                           ----------    -----------
TOTAL CURRENT LIABILITIES                          56             83
                                           ----------    -----------
Liabilities subject to compromise                 215            180
                                           ----------    -----------
TOTAL LIABILITIES                                 271            263
                                           ----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value;
  100,000,000 shares authorized
  and 11,558,605 shares issued
  and outstanding                                  12             12
Additional paid-in capital                     10,989         10,989
Accumulated deficit                           (10,780)       (10,775)
                                           ----------    -----------
TOTAL STOCKHOLDERS' EQUITY                        221            226
                                           ----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                     $      492    $       489
                                           ==========    ===========



          SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CELLCOM CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994 (UNAUDITED)

             (Dollar amounts in thousands except per share amounts)

                                                 Three Months Ended,
                                                      March 31,
                                          --------------------------------
                                              1995                 1994
                                          -----------          -----------
CONTINUING OPERATIONS
  General and administrative             $        63          $        42
  Reorganization - professional fees               0                    5
  Interest income                                (70)                  (2)
  Miscellaneous Income                             0                  (18)
                                         -----------          -----------
NET INCOME (LOSS)                        $         7          $       (27)
                                         ===========          ===========

INCOME (LOSS) PER SHARE:
  FROM CONTINUING OPERATIONS
  BEFORE EXTRAORDINARY ITEM              $       .00 (1)      $       .00

  EXTRAORDINARY ITEM                             .00                  .00
                                         -----------          -----------
  NET INCOME (LOSS) PER SHARE            $       .00 (1)      $       .00
                                         ===========          ===========
WEIGHTED AVERAGE NUMBER
 OF SHARES:                               11,558,605           11,558,605
                                         ===========          ===========


- - ---------------
(1) - Less than $.01 per share.



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CELLCOM CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED MARCH 31, 1995 AND 1994 (UNAUDITED)

                          (Dollar amounts in thousands except per share amounts)

                                                 Six Months Ended,
                                                     March 31,
                                          --------------------------------
                                              1995                 1994
                                          -----------          -----------
CONTINUING OPERATIONS
  General and administrative             $        89          $        82
  Reorganization  - professional fees              6                   46
  Interest income                                (76)                  (7)
  Miscellaneous Income                           (14)                 (18)
                                         -----------          -----------
LOSS FROM CONTINUING OPERATIONS
BEFORE EXTRAORDINARY ITEM                         (5)                (103)

EXTRAORDINARY GAIN
  Gain from forgiveness of debts                   0                5,306
                                         ------------         -----------
NET INCOME (LOSS)                        $        (5)         $     5,203
                                         ============         ===========

INCOME (LOSS) PER SHARE:
  FROM CONTINUING OPERATIONS
  BEFORE EXTRAORDINARY ITEM              $       .00 (1)      $      (.01)

  EXTRAORDINARY ITEM                             .00                  .46
                                         ------------         -----------

  NET INCOME (LOSS) PER SHARE            $       .00 (1)      $       .45
                                         ============         ===========

WEIGHTED AVERAGE NUMBER
 OF SHARES:                               11,558,605           11,558,605
                                         ===========          ===========

- - ---------------
(1) - Less than $.01 per share.



                        SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CELLCOM CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 1995 AND 1994 (UNAUDITED)

                         (Dollar amounts in thousands)


                                                           Six Months Ended,
                                                               March 31,
                                                       -------------------------
                                                          1995           1994
                                                       -----------    -----------
CASH FLOWS USED FOR OPERATING ACTIVITIES:

  Net income (loss)                                       $     (5)    $   5,203
  Adjustments to reconcile net income
    (loss) to net cash used for operating
    activities:
    Extraordinary gain on forgiveness
     of debt                                                     0        (5,306)
  Change in operating assets
    and liabilities:
    Decrease in restricted cash                                  0           146
    Decrease in accounts receivable                            186           462
    Decrease in prepaid assets                                   1             2
    Increase (Decrease) in accounts payable                      8          (724)
    Decrease in accrued expenses                                 0          (564)
    Decrease in taxes payable                                    0             0

                                                        ----------    ----------
NET CASH PROVIDED BY (USED FOR)
 OPERATING ACTIVITIES                                          190          (781)
                                                        ----------    ----------

NET DECREASE IN CASH AND
 CASH EQUIVALENTS                                              190          (781)

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                                        129           927
                                                        ----------    ----------

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                                       $      319    $      146
                                                        ==========    ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:

  INTEREST INCOME                                       $       76    $        7
                                                        ==========    ==========

  INCOME TAXES PAID                                     $        0    $        0
                                                        ==========    ==========



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CELLCOM CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.       BASIS OF PRESENTATION

         The financial information included herein has been prepared pursuant to Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). The accompanying consolidated balance sheet distinguishes between liabilities subject to compromise and liabilities not subject to compromise pursuant to the Bankruptcy Code. The accompanying consolidated financial statements of Cellcom Corp. and its subsidiaries have been prepared on a going concern basis which contemplates the realization of assets and the settlements of liabilities and commitments in the ordinary course of business.

         The financial information at March 31, 1995 and for the three months and six months ended March 31, 1995 are unaudited and reflect all adjustments (that include only normal recurring adjustments) which are, in the opinion of Management, necessary for a fair presentation of the financial position, results of operations and cash flows for interim periods.

2.       PETITION FOR RELIEF UNDER CHAPTER 11

         On April 16, 1992, the Company filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Petitions") in the United States Bankruptcy Court of the Southern District of New York (the "Court"). Under Chapter 11, certain claims against the Company in existence prior to the filing of the Petitions for relief under the federal bankruptcy laws were stayed while the Company continued its business operations as debtor-in-possession. These claims are reflected in the accompanying condensed consolidated balance sheet for March 31, 1995 and September 30, 1994 as "liabilities subject to compromise." Claims secured against the Company's assets were stayed.

         On August 20, 1993, the Company filed a Modified Consolidated Plan of Reorganization (the "Plan") with the Court. The "Post Confirmation Order" was dated and notice was given on October 7, 1993. The Plan called for a consolidation of the Company and its subsidiaries and the Company will continue to pursue collection of contingent assets. Pursuant to the terms of the Plan, the Company has settled all administrative, secured and priority claims. All funds remaining after these collections will be distributed among the unsecured creditors and the Company with the Company remaining responsible for the collection expenses.

         The Company has no operations. It is principally engaged in controlling its assets (principally cash) and administering its liabilities and bankruptcy claims. The Company is in the process of evaluating potential business opportunities which could be attained by merger or acquisition. In Management's opinion, if the Company embarks on a new business venture, no assurance can be given regarding the future success of such a business due to all the attendant costs and risks associated with starting or acquiring a new business.

CELLCOM CORP. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

         OVERVIEW

         Prior to April 1992, Cellcom Corp. and its subsidiaries (the "Company") experienced declining working capital, net operating losses, negative cash flow and increased rate of customer deactivations in certain markets. Consequently, Management and the Board of Directors concluded that it was in the best interest of the Company to seek protection from its creditors under the U.S. Bankruptcy Code. Please see the accompanying footnote to the consolidated financial statements.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company has sufficient cash to pay its current and anticipated operating expenses. The Company has a net operating loss carryforward ("NOL") of approximately $9 million for both financial reporting and income tax purposes. The Company expects to use this NOL to offset earnings in potential business opportunities. If the Company embarks on a new business venture, no assurance can be given regarding the future success of such a business due to all the attendant costs and risks associated with starting or acquiring a new business.

         RESULTS OF OPERATIONS

                      THREE MONTHS ENDED MARCH 31, 1995 AND 1994

         The Company had no operating revenues for the three month period ended March 31, 1995 or 1994. The Company realized miscellaneous income of $0 and $18,000 during the three months ended March 31, 1994 and 1995, respectively, resulting from the sale of minority interests in cellular telephone companies and the receipt of refunds from taxing authorities.

         The Company incurred expenses of $0 and $5,000 during the three month period ended March 31, 1995 and 1994, respectively, resulting primarily from legal and other professional services rendered in connection with ongoing bankruptcy matters. The Company incurred general and administrative expenses of $63,000 and $42,000 during the three month period ended March 31, 1995 and 1994, respectively. The Company recorded a $34,000 expense for the additional amount due to the creditors based on the increased contingent refunds from taxing authorities during the three month period ended March 31, 1995. The Company continues to incur administrative expenses even though it has no operations.


                       SIX MONTHS ENDED MARCH 31, 1995 AND 1994

         The Company had no operating revenues for the six month periods ended March 31, 1995 or 1994. The Company realized miscellaneous income of $14,000 and $18,000 during the six months ended March 31, 1994 and 1995, respectively, resulting from the sale of minority interests in cellular telephone companies and the receipt of refunds from taxing authorities.

         The Company incurred expenses of $6,000 and $46,000 during the six month period ended March 31, 1995 and 1994, respectively, resulting primarily from legal and other professional services rendered in connection with ongoing bankruptcy matters. The Company incurred general and administrative expenses of $89,000 and $82,000 during the six month period ended March 31, 1995 and 1994, respectively. The Company recorded a $34,000 expense for the additional amount due to the creditors based on the increased contingent refunds from taxing authorities during the six months ended March 31, 1995. The Company continues to incur administrative expenses even though it has no operations.

         The Company recognized an extraordinary gain of $5,306,000 during the six month period ended March 31, 1994, resulting from a bankruptcy court ordered forgiveness of debts.




PART II. - OTHER INFORMATION


Item 6. -  Exhibits and reports on Form 8-K.

            None.

CELLCOM CORP. AND SUBSIDIARIES
SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:    May 10, 1995
          Las Vegas, Nevada                CELLCOM CORP.


                                           By: /s/ Jay H. Brown
                                               --------------------------------
                                               Jay H. Brown President and Chief
                                               Executive Officer (Principal
                                               Executive Officer)


                                           By: /s/ David A. Obal
                                               --------------------------------
                                               David A. Obal Chief Financial
                                               Officer (Principal Financial
                                               and Accounting Officer)

                                EXHIBIT INDEX
                                -------------


                    Exhibit 27    Financial Data Schedule