Form 10QSB
period 1995-06-30
CELLCOM CORP
filed 1995-08-14
CIK 737275

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

/X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

/ / Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

      For the quarter ended                         Commission File Number
          June 30, 1995                                     0-13615

                                  CELLCOM CORP.
             (Exact name of Registrant as specified in its charter)

             DELAWARE                                    06-1106964
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

The registrant had 11,558,605 shares of Common Stock outstanding as of August 4, 1995.

CELLCOM CORP. AND SUBSIDIARIES
FORM 10-QSB INDEX
================================================================================


                                                                            PAGE  #
                                                                            -------
PART I- FINANCIAL INFORMATION

Condensed Consolidated Balance Sheets as of June 30, 1995
(Unaudited) and September 30, 1994 ...................................         3

Condensed Consolidated Statements of Operations for the Three
Months Ended June 30, 1995 and 1994 (Unaudited) ......................         4

Condensed Consolidated Statements of Operations for the Nine Months
Ended June 30, 1995 and 1994 (Unaudited) .............................         5

Condensed Consolidated Statements of Cash Flows for the Nine Months
Ended June 30, 1995 and 1994 (Unaudited) .............................         6

Notes to the Condensed Consolidated Financial Statements (Unaudited)..         7

Management's Discussion and Analysis .................................         9


PART II- OTHER INFORMATION

Exhibits and Reports on Form 8-K .....................................        10

Signatures ...........................................................        11

CELLCOM CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 1995 (UNAUDITED) AND SEPTEMBER 30, 1994
================================================================================

                          (Dollar amounts in thousands)

                                                    06/30/95           09/30/94
                                                    --------           --------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                           $    252           $    129
Accounts receivable                                        0                357
Prepaid expenses                                           2                  3
                                                    --------           --------
TOTAL CURRENT ASSETS                                $    254           $    489
                                                    ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                           3                 30
Taxes payable                                             53                 53
                                                    --------           --------
TOTAL CURRENT LIABILITIES                                 56                 83
                                                    --------           --------
Liabilities subject to compromise                          0                180
                                                    --------           --------
TOTAL LIABILITIES                                         56                263
                                                    --------           --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value;
  100,000,000 shares authorized
  and 11,558,605 shares issued
  and outstanding                                         12                 12
Additional paid-in capital                            10,989             10,989
Accumulated deficit                                  (10,803)           (10,775)
                                                    --------           --------
TOTAL STOCKHOLDERS' EQUITY                               198                226
                                                    --------           --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $    254           $    489
                                                    ========           ========

          SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CELLCOM CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994 (UNAUDITED)
================================================================================

             (Dollar amounts in thousands except per share amounts)

                                                    Three Months Ended,
                                                         June 30,
                                             --------------------------------
                                                 1995                 1994
                                             -----------          -----------
CONTINUING OPERATIONS
  General and administrative                 $        27          $        26
  Reorganization - professional fees                   0                    0
  Interest income                                     (2)                  (1)
  Miscellaneous Income                                (2)                 (31)
                                             -----------          -----------
NET INCOME (LOSS)                            $       (23)         $         6
                                             ===========          ===========
INCOME (LOSS) PER SHARE:
  FROM CONTINUING OPERATIONS
  BEFORE EXTRAORDINARY ITEM                  $       .00(1)       $       .00

  EXTRAORDINARY ITEM                                 .00                  .00
                                             -----------          -----------
  NET INCOME (LOSS) PER SHARE                $       .00(1)       $       .00
                                             ===========          ===========
WEIGHTED AVERAGE NUMBER OF SHARES:            11,558,605           11,558,605
                                             ===========          ===========


(1) - Less than $.01 per share.

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CELLCOM CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED JUNE 30, 1995 AND 1994 (UNAUDITED)
================================================================================

             (Dollar amounts in thousands except per share amounts)

                                                     Nine Months Ended,
                                                          June 30,
                                              --------------------------------
                                                 1995                 1994
                                              -----------          -----------
CONTINUING OPERATIONS
  General and administrative                  $       116          $       108
  Reorganization - professional fees                    6                   46
  Interest income                                     (78)                  (8)
  Miscellaneous Income                                (16)                 (49)
                                              -----------          -----------
LOSS FROM CONTINUING OPERATIONS
BEFORE EXTRAORDINARY ITEM                             (28)                 (97)

EXTRAORDINARY GAIN
  Gain from forgiveness of debts                        0                5,306
                                              -----------          -----------
NET INCOME (LOSS)                             $       (28)         $     5,209
                                              ===========          ===========

INCOME (LOSS) PER SHARE:
  FROM CONTINUING OPERATIONS
  BEFORE EXTRAORDINARY ITEM                   $       .00(1)       $      (.01)

  EXTRAORDINARY ITEM                                  .00                  .46
                                              -----------          -----------

  NET INCOME (LOSS) PER SHARE                 $       .00(1)       $       .45
                                              ===========          ===========
WEIGHTED AVERAGE NUMBER OF SHARES:             11,558,605           11,558,605
                                              ===========          ===========


(1) - Less than $.01 per share.

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CELLCOM CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 1995 AND 1994 (UNAUDITED)
================================================================================

                          (Dollar amounts in thousands)

                                                           Nine Months Ended,
                                                               June 30,
                                                       ------------------------
                                                         1995             1994
                                                       -------          -------
CASH FLOWS USED FOR OPERATING ACTIVITIES:

  Net income (loss)                                    $   (28)         $ 5,209
  Adjustments to reconcile net income
    (loss) to net cash used for operating
    activities:
    Extraordinary gain on forgiveness
     of debt                                                 0           (5,306)
  Change in operating assets
    and liabilities:
    Decrease in restricted cash                              0              146
    Decrease in accounts receivable                        357              462
    Decrease in prepaid assets                               1                1
    Decrease in accounts payable                          (207)            (736)
    Decrease in accrued expenses                             0             (566)
    Decrease in taxes payable                                0                0
                                                       -------          -------
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES       123             (790)
                                                       -------          -------
NET DECREASE IN CASH AND CASH EQUIVALENTS                  123             (790)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           129              927
                                                       -------          -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $   252          $   137
                                                       =======          =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  INTEREST INCOME                                      $    78          $     8
                                                       =======          =======
  INCOME TAXES PAID                                    $     0          $     0
                                                       =======          =======

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CELLCOM CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
================================================================================

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

       The financial information at June 30, 1995 and for the three months and nine months ended June 30, 1995 are unaudited and reflect all adjustments (that include only normal recurring adjustments) which are, in the opinion of Management, necessary for a fair presentation of the financial position, results of operations and cash flows for interim periods.

2.     PETITION FOR RELIEF UNDER CHAPTER 11

       On April 16, 1992, the Company filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Petitions") in the United States Bankruptcy Court of the Southern District of New York (the "Court"). Under Chapter 11, certain claims against the Company in existence prior to the filing of the Petitions for relief under the federal bankruptcy laws were stayed while the Company continued its business operations as debtor-in-possession. These claims are reflected in the accompanying condensed consolidated balance sheet for June 30, 1995 and September 30, 1994 as "liabilities subject to compromise." Claims secured against the Company's assets were stayed.

       On August 20, 1993, the Company filed a Modified Consolidated Plan of Reorganization (the "Plan") with the Court. The "Post Confirmation Order" was dated and notice was given on October 7, 1993. The Plan called for a consolidation of the Company and its subsidiaries and for the Company to continue to pursue collection of contingent assets. Pursuant to the terms of the Plan, the Company has settled all administrative, secured and priority claims. All funds remaining after these collections have been distributed among the unsecured creditors and the Company with the Company remaining responsible for the collection expenses.

       The Company has no operations. It is principally engaged in controlling its assets (principally cash) and administering its liabilities. The Company is in the process of evaluating potential business opportunities which could be attained by merger or acquisition. In Management's opinion, if the Company embarks on a new business venture, no assurance can be given regarding the future success of such a business due to all the attendant costs and risks associated with starting or acquiring a new business.

CELLCOM CORP. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
================================================================================

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

       RESULTS OF OPERATIONS

             THREE MONTHS ENDED JUNE 30, 1995 AND 1994

       The Company had no operating revenues for the three month period ended June 30, 1995 or 1994. The Company realized miscellaneous income of $2,000 and $31,000 during the three months ended June 30, 1995 and 1994, respectively, resulting from the sale of minority interests in cellular telephone companies and the receipt of refunds from taxing authorities.

       The Company incurred general and administrative expenses of $27,000 and $26,000 during the three month period ended June 30, 1995 and 1994, respectively. The Company continues to incur administrative expenses even though it has no operations.

             NINE MONTHS ENDED JUNE 30, 1995 AND 1994

       The Company had no operating revenues for the nine month periods ended June 30, 1995 or 1994. The Company realized miscellaneous income of $16,000 and $49,000 during the nine months ended June 30, 1995 and 1994, respectively, resulting from the sale of minority interests in cellular telephone companies and the receipt of refunds from taxing authorities.

       The Company incurred expenses of $6,000 and $46,000 during the nine month period ended June 30, 1995 and 1994, respectively, resulting primarily from legal and other professional services rendered in connection with ongoing bankruptcy matters. The Company incurred general and administrative expenses of $116,000 and $108,000 during the nine month period ended June 30, 1995 and 1994, respectively. The Company recorded a $34,000 expense for the additional amount due to the creditors based on the increased contingent refunds from taxing authorities during the nine months ended June 30, 1995. The Company continues to incur administrative expenses even though it has no operations.

       The Company recognized an extraordinary gain of $5,306,000 during the nine month period ended June 30, 1994, resulting from a bankruptcy court ordered forgiveness of debts.

PART II. - OTHER INFORMATION

Item 6. - Exhibits and reports on Form 8-K.

            None.

CELLCOM CORP. AND SUBSIDIARIES
SIGNATURES
================================================================================

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   August 4, 1995
         Las Vegas, Nevada                      CELLCOM CORP.

                                                By:/s/ Jay H. Brown
                                                   ----------------------------
                                                   Jay H. Brown
                                                   President and
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)

                                                By:/s/ David A. Obal
                                                   ----------------------------
                                                   David A. Obal
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)

                                EXHIBIT INDEX


                     Exhibit 27 - Financial Data Schedule