Form 10KSB40
period 1995-09-30
CELLCOM CORP
filed 1995-12-29
CIK 737275

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

/X/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act
    of 1934.
/ / Transition Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934.

        For the fiscal year ended:                  Commission File Number:
            September 30, 1995                             0-13615
        --------------------------                  -----------------------

                                  CELLCOM CORP.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                       06-1106964
-------------------------------             -----------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

                520 South Fourth Street, Las Vegas, Nevada 89101
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (702) 896-8898
          ------------------------------------------------------------
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 par value
                     -------------------------------------
                                (Title of class)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by the Section 13 or 15(d) of the securities Exchange Act of 1934 during the preceding 12 months (or such period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                                X  Yes      No
                               ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                                       X
                                      ---

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                       PROCEEDINGS FOR THE LAST FIVE YEARS

Indicate by check mark whether Registrant has filed all documentation and reports required to be filed by Section 12, 13 or 15(b) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                X  Yes      No
                               ---      ---

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of December 6, 1995 was $115,586. On such date, the closing price of the Company's Common Stock was $.01.

The registrant had 11,558,605 shares of Common Stock outstanding as of December 6, 1995.

                                     PART I.

ITEM 1.  BUSINESS

         (A)     GENERAL DEVELOPMENT OF BUSINESS

         Cellcom Corp., which was incorporated in the State of Delaware on October 26, 1983 (hereinafter the "Registrant" or the "Company"), was engaged in the purchase and resale of cellular telephone service through July 28, 1992 at which time the Company sold substantially all of its assets as described below. Cellular telephone service is access to a cellular telephone system through the assignment of an individual mobile telephone number, which enables the subscriber to make local and long distance telephone calls. The Company obtained such service from local cellular telephone system operators ("Cellular Carriers") who have received licenses from the Federal Communications Commission to construct and operate cellular telephone systems in specific geographical areas. The Company purchased the service in accordance, where applicable, with the Cellular Carriers' wholesale tariffs filed with the local regulatory agencies and resold the service to its subscribers according to the Company's retail rates, or retail tariffs, if required by state regulatory agencies. As a reseller of cellular telephone service, the Company did not have a license to construct, operate or own a cellular telephone system.

         Prior to 1992, the Company experienced declining working capital, net operating losses, negative cash flow and an increased rate of customer deactivations in certain markets. Consequently, Management and the Board of Directors concluded that it was in the best interest of the Company to enter into the sale described below and contemporaneously seek protection from its creditors under the United States Bankruptcy Code.

         On April 16, 1992, the Company and its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. On July 28, 1992, the Company sold substantially all of its assets to Nationwide Cellular Service, Inc. ("Nationwide"). The sale was consummated after receiving the requisite approvals from the bankruptcy court and governmental regulatory agencies. In connection with the sale, Nationwide assumed the secured indebtedness to the Company's senior secured creditor, Cellular Carriers and customer security deposits on July 28, 1992. Prior to the closing of the sale and pursuant to an Option Agreement between Nationwide and the Company's senior subordinated noteholders dated April 15, 1992, Nationwide issued 702,007 shares of its common stock to Cellcom's senior subordinated noteholders in exchange for the senior subordinated notes and warrants issued by Cellcom and in connection with the sale, such notes and warrants were canceled. At July 28, 1992, the closing price of Nationwide's common stock on Nasdaq was $6.75. The Company received $2,300,000 from the sale in cash plus $800,000 for postpetition bankruptcy costs to be paid by the Company.

         On August 20, 1993, the Company filed a Modified Consolidated Plan of Reorganization (the "Plan") with the Bankruptcy Court. The "Post Confirmation Order" was dated and notice was given on October 7, 1993. The Plan called for a consolidation of the Company and its subsidiaries and for the Company to continue to pursue collection of contingent assets. Pursuant to the terms of the Plan, the Company has settled all administrative, secured and priority claims. All funds remaining after these distributions have been distributed among the unsecured creditors and the Company, with the Company remaining responsible for collection expenses.

         As of September 30, 1995, all administrative, secured and priority claims were settled in the amount of $479,000. In addition, the Company distributed $418,133 to the unsecured creditors and $415,000 to the reorganized Company. All distributions to the unsecured creditors have been made with the exception of the recovery of the net operating loss benefit. Under the terms of the settlement, the unsecured creditors are entitled to one quarter of the tax savings from the net operating loss utilization.

         (B)     FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         During the last three fiscal years, the Company was engaged in only one industry segment, the resale of cellular telephone service and the sale of cellular telephone equipment and accessories.

         (C)     NARRATIVE DESCRIPTION OF BUSINESS

                 OPERATIONS

         As described above, on April 16, 1992, the Company and each of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York.

         The Company currently has no operations. It is principally engaged in controlling its assets (principally cash) and administering its liabilities and bankruptcy claims. The Company has been, and is, in the process of evaluating potential business opportunities which could be attained by merger or acquisition. If the Company embarks on a new business venture, no assurance can be given regarding the future success of such a business due to all the attendant costs and risks associated with starting or acquiring a new business.

                 EMPLOYEES

         The Company currently has one employee.

         (D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

        The Company does not have any foreign operations or sales.

ITEM 2. PROPERTIES

        On November 27, 1995, the Company entered a lease for 1,500 square feet at 6273 South Industrial Road, Las Vegas, Nevada. This facility is leased under a one year contract at a monthly rental rate of $1,017.

ITEM 3. LEGAL PROCEEDINGS

        Other than the aforementioned bankruptcy proceedings, the Company is not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1995.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        (a) The Company's common stock is traded in the over-the-counter market. The following table sets forth the high and low closing prices for the Company's common stock for the periods indicated, as reported by brokers and dealers making a market in the common stock:

                                   Fiscal 1995                               Fiscal 1994
                          ----------------------------              ----------------------------
        Quarter            High                  Low                 High                  Low
                          ------                ------              ------                ------
        First             $ 0.07                $ 0.02              $ 0.19                $ 0.01
        Second            $ 0.04                $ 0.01              $ 0.19                $ 0.03
        Third             $ 0.035               $ 0.01              $ 0.10                $ 0.04
        Fourth            $ 0.03                $ 0.01              $ 0.08                $ 0.03

        The aforesaid quotations do not represent actual transactions and do not include retail mark-ups, mark-downs or commissions.

        (b) As of December 6, 1995, there were 755 holders of record of the Company's common stock.

        (c) The Company has not paid any dividends on its common stock since its inception.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF CONTINUING OPERATIONS

LIQUIDITY , CAPITAL RESOURCES AND RESULTS FROM CONTINUING OPERATIONS

        The Company has sufficient cash to pay its current and anticipated operating expenses. During the fiscal year ended September 30, 1995, the company incurred administrative expenses of $115,000. The Company has a net operating loss carryforward ("NOL") of approximately $9 million for both financial reporting and income tax purposes. The Company expects to use this NOL to offset earnings in potential business opportunities. If the Company embarks on a new business venture, no assurance can be given regarding the future success of such a business due to all the attendant costs and risks associated with starting or acquiring a new business.

        See Item 1(a) above, General Development of Business, regarding the Company's bankruptcy filing and the sale of substantially all of its assets and the assumption and cancellation of substantially all its liabilities.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial information required by Item 8 is included elsewhere in this report (see Part IV, Item 14).

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Set forth below are the names of the directors and executive officers of the Company along with certain information relating to business experience of each of the listed directors and officers.

        Name                              Age               Position With Company
        ----                              ---               ---------------------
        Jay H. Brown                      54                Chairman, Chief Executive Officer
                                                             and President

        William S. Taylor                 34                Executive Vice President,
                                                             Secretary and Director

        Raymond Soard                     73                Director

        David A. Obal                     31                Chief Financial Officer
                                                             and Director

        Directors are elected until the next annual meeting of stockholders or until their successors are duly elected and qualified. Officers serve at the discretion of the Board of Directors. The Board of Directors does not have Audit, Compensation or Nomination committees.

        Jay H. Brown has been Chairman, Chief Executive Officer and President since the Company's formation in October 1983, and devoted substantially all of his time to the Company's business affairs from February 1, 1989 through July 31, 1992. Since August 1992, he has worked as a management consultant for Nationwide Cellular Service, Inc. and has practiced law in Las Vegas, Nevada.

        Raymond Soard has been a Director of the Company since its formation. From October 1983 to November 1989, he served as Secretary/Treasurer of the Company. Since October 1989, he has worked as an electronics consulting engineer. From September 1986 to October 1989, he served as President of Citivision Inc., a corporation engaged in satellite master antennae cable television in Las Vegas, Nevada. From April 1962 to January 1984, he was employed by Central Telephone Company, Las Vegas, Nevada in various executive positions.

        William S. Taylor has been a Director of the Company since June 1989. He also serves as Executive Vice President and Secretary. Mr Taylor was employed by the Company from 1984 through May 31, 1992 in various sales and marketing capacities. Since June 1992, Mr. Taylor has operated as a cellular and office product wholesaler in New Jersey. Mr. Taylor currently holds the position of officer and director of Electronics Communication Corp. He is a member of the Radio Club of America.

        David A. Obal has been a Director and Chief Financial Officer of the Company since February 8, 1994. From October 1993 through February 1994, he was employed by the Company as Finance Manager. From October 1992 through September 1993, he was retained by the Company as a consultant. Between July 1988 and October 1992, he held various finance positions with the Company.

        Except with respect to the Company's bankruptcy filing, during the past five years, no Director or Executive Officer of the Registrant has been involved in any legal proceedings which is material to an evaluation of the ability or integrity of such Director or Executive Officer.

        Section 16(a) of the Securities and Exchange Act of 1934 requires the Company's Officers, Directors and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, Directors and ten percent shareholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the

Company's copies of such forms received or written representations from certain reporting persons that no Form 5's were required for those persons, the requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table summarizes the aggregate compensation paid by the Company to the Chief Executive Officer. No executive officer of the Company received total compensation in excess of $100,000 during the last three years:

                                      Annual Compensation                                Long-Term Compensation
                                   -----------------------------------      --------------------------------------------
                                                                                 Awards                Payouts
                                                                                --------       -------------------------
                                                            Other              Restricted      Long-Term
Name and                                                    Annual            Stock Option     Incentive    All Other
Principal Position        Year     Salary$     Bonus$     Compensation      Awards      SARs    Payouts     Compensation
------------------        ----     ------      ------     ------------      ------      ----   ---------    ------------
Jay H. Brown              1995       0           0             0              0          0         0             0
 Chairman, Chief          1994       0           0             0              0          0         0             0
 Executive Officer        1993       0           0             0              0          0         0             0
 and President


The Company does not have any long-term incentive compensation plans.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The following table sets forth certain information as of the date of this report, with respect to the beneficial ownership (as defined in Rule 13d-3 under the Securities and Exchange Act of 1934) of shares of common stock, the Company's sole voting securities, by each person known to the Company to be the beneficial owner of 5% or more of the Company's Common Stock, by each director and by all officers and directors as a group.

Title of          Name and Address                   Nature of                                   % of
Class             of Beneficial Owner                Ownership          Amount                   Class(1)
--------          -------------------                ---------          ------                   --------
Common            Jay H. Brown                       Record and         2,598,441                22.5%
Stock             520 South Fourth St.               Beneficial
                  Las Vegas, NV 89101

Common            Raymond Soard                      Record and               999 (2)             ..  (3)
Stock             14 Crescent Circle                 Beneficial
                  Las Vegas, NV  89102

Common            William S. Taylor                  Record and            99,999                 ..  (3)
Stock             C/O Free Trade                     Beneficial
                  4 Madison Avenue
                  Fairfield, NJ  07004

Common            David Obal                         Record and            25,000 (4)             ..  (3)
Stock             2675 Windmill Pkwy.                Beneficial
                  Henderson, NV  89014

Common            Joseph W. Namath                   Record and         1,333,332 (5)            11.5%
Stock             and James Walsh                    Beneficial
                  300 East 51st Street
                  New York, NY 10022

Common            All Officers and                   Record and         2,724,439                23.6%
Stock             Directors as a               Beneficial
                  Group (consisting
                  of 4 persons)

-----------------------
(1) All percentages are based on a total of 11,558,605 shares outstanding as of December 6, 1995.
(2) Includes 333 shares owned by Mr. Soard's wife and 333 shares held jointly with Mr. Soard's wife.
(3)      Represents less than 1%.
(4) Represents 25,000 currently exercisable incentive stock options. Excludes 75,000 incentive stock options which are not currently exercisable.
(5) Includes 666,666 shares of Common Stock owned of record by Joseph W. Namath and 666,666 shares of Common Stock owned of record by James Walsh. The Company has been advised by Messrs. Namath and Walsh that for the purposes of Section 16(a) of the Securities Exchange Act of 1934, each beneficially owns the shares owned of record by the other.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the fiscal year ended, September 30, 1994, the Company granted 100,000 incentive stock options to David Obal, a Director and officer of the Company. During the fiscal year ended, September 30, 1995, the Company paid $33,000 in salary to David Obal, the Chief Financial Officer and a Director.

                                    PART IV.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1. The financial statements and schedules listed in the accompanying index to financial statements are filed as a part of this Form 10-K report.

           2.  Exhibits.

           2.1 Certificate of Incorporation of the Company (incorporated herein by reference to the Company's Registration Statement on Form S-18, File No. 2-88633-NY, effective March 16, 1984).

           2.2 Amendments to the Certificate of Incorporation of the Company (incorporated by reference to the Company's annual report on Form 10-K for the fiscal year ended September 30, 1990).

           2.3 By-Laws of the Company (incorporated herein by reference to the Company's Registration Statement on Form S-18, File No. 2-88633-NY, effective March 16, 1984).

           10.1 The Company's 1985 Incentive Stock Option Plan, as amended (incorporated by reference to the Company's Registration Statement on Form S-8, File No. 33-30985, which became effective on September 29,
           1989).

           10.2 Asset Purchase Agreement dated April 15, 1992 by and among Cellcom Acquisition Corp., Cellcom Corp., Cellcom Telephone Company, Inc. and certain affiliated companies (incorporated by reference to the Company's current Report on Form 8-K dated April 29, 1992).

           10.3 Bankruptcy Court Order dated May 29, 1992 approving the sale of substantially all of the assets of the Company under an Asset Purchase Agreement pursuant to 11 U.S.C. 363 (b) and (f). (incorporated by reference to the Company's annual report on Form 10-K for the fiscal year ending September 30, 1992).

           10.4 Transition Assistance Agreement dated July 28, 1992 between Nationwide Cellular Service, Inc. and Cellcom Corp. (incorporated by reference to the Company's annual report on Form 10-K for the fiscal year ending September 30, 1992).

           10.5 Assumption Agreement dated July 28, 1992 by Nationwide Cellular Service, Inc. (incorporated by reference to the Company's annual report on Form 10-K for the fiscal year ending September 30, 1992).

           10.6 Letter Agreement dated July 28, 1992 between Nationwide Cellular Service, Inc. and Cellcom Corp. related to certain Subscriber Taxes (incorporated by reference to the Company's annual report on Form 10-K for the fiscal year ending September 30, 1992).

           10.7 Release Agreement dated July 28, 1992 between Congress Financial Corporation and Cellcom Corp., et al. (incorporated by reference to the Company's annual report on Form 10-K for the fiscal year ending September 30, 1992).

           10.8 Assumption and Assignment Agreements of Executory Contract between Nationwide Cellular Service, Inc. and Los Angeles SMSA Ltd. Partnership dated July 27, 1992 (incorporated by reference to the Company's annual report on Form 10-K for the fiscal year ending September 30, 1992).

           10.9 Assumption and Assignment of Executory Contract Agreements between Nationwide Cellular Service, Inc. and Los Angeles Telephone Company dated July 24, 1992 and July 27, 1992 (incorporated by reference to the Company's annual report on Form 10-K for the fiscal year ending September 30, 1992).

           10.10 Assumption and Assignment of Executory Contract Agreements between Nationwide Cellular Service, Inc. and Bay Area Cellular Telephone Company dated July 24, 1992 and July 27, 1992 (incorporated by reference to the Company's annual report on Form 10-K for the fiscal year ending September 30, 1992).

           10.11 Assumption and Assignment of Executory Contracts Agreement between Nationwide Cellular Service, Inc. and Cellular Telephone Company dated July 24, 1992 and July 27, 1992 (incorporated by reference to the Company's annual report on Form 10-K for the fiscal year ending September 30, 1992).

           10.12 Assumption and Assignment of Executory Contract Agreements among Nationwide Cellular Service, Inc., New York SMSA Limited Partnership and Boston CGSA dated July 24, 1992 and July 27, 1992 (incorporated by reference to the Company's annual report on Form 10-K for the fiscal year ending September 30, 1992).

           10.13 Debtor's Modified Consolidated Plan of Reorganization dated August 20, 1993 (incorporated by reference to the Company's annual report on Form 10-K for the fiscal year ending September 30, 1993).

           10.14 Notice of (i) Order Confirming Debtor's Modified Consolidated Plan of Reorganization, and (ii) Discharge of Debts dated October 7, 1993 (incorporated by reference to the Company's annual report on Form 10-K for the fiscal year ending September 30, 1993).

           21 Subsidiaries of the Registrant.

           23.1 Consent of Independent Public Accountants.

     (b)   Reports on Form 8-K

           None

                         CELLCOM CORP. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                           Page
                                                                                                           ----
Report of Independent Public Accountants  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11


Consolidated Financial Statements:

    Consolidated Balance Sheet as of September 30, 1995   . . . . . . . . . . . . . . . . . . . . . . . .   12


    Consolidated Statements of Operations for the Years Ended September
     30, 1995 and September 30, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13


    Consolidated Statements of Changes in Stockholders' Deficit for the
     Years Ended September 30, 1995 and September 30, 1994  . . . . . . . . . . . . . . . . . . . . . . .   14

    Consolidated Statements of Cash Flows for the Years Ended September
     30, 1995 and September 30, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15

    Notes to the Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . .   16

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Cellcom Corp.

We have audited the accompanying consolidated balance sheet of Cellcom Corp. (a Delaware corporation) and subsidiaries as of September 30, 1995 and the related consolidated statements of operations, changes in stockholders' (deficit) and cash flows for each of the two years in the period ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We have conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cellcom Corp. and subsidiaries as of September 30, 1995 and the results of their operations and their cash flows for each of the two years in the period ended September 30, 1995, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Las Vegas, Nevada
November 10, 1995

CELLCOM CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 1995
================================================================================

           (Dollar amounts in thousands except for per share amounts)

ASSETS                                                                   1995
------------------------------------                                   --------
CURRENT ASSETS:
   Cash and cash equivalents                                           $    225
                                                                       --------
   Accounts receivable                                                        1
   Prepaid expenses                                                           3
TOTAL CURRENT ASSETS                                                   $    229
                                                                       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                                          19
   Taxes payable                                                             53
                                                                       --------

TOTAL CURRENT LIABILITIES                                                    72
                                                                       --------
COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY
   Common stock, $.001 par value; 100,000,000
     shares authorized and 11,558,605 shares
     issued and outstanding                                                  12
   Additional paid-in capital                                            10,989
   Accumulated deficit                                                  (10,844)
                                                                       --------
TOTAL STOCKHOLDERS' EQUITY                                                  157
                                                                       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $    229
                                                                       ========

               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CELLCOM CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 1995 AND 1994
================================================================================

           (Dollar amounts in thousands except for per share amounts)

                                                      1995             1994
                                                  ------------     ------------
OPERATING EXPENSES:
  General and administrative expenses             $       115     $       178
  Reorganization item - professional fees                  11              73
  Interest Income                                         (39)             (8)
  Miscellaneous income                                    (18)           (138)
                                                  -----------     -----------

OPERATING LOSS BEFORE EXTRAORDINARY ITEM                  (69)           (105)

EXTRAORDINARY ITEM:
  Gain from forgiveness of
    debts in bankruptcy                                     0           5,327
                                                  -----------     -----------

NET INCOME (LOSS)                                 $       (69)    $     5,222
                                                  ===========     ===========
NET INCOME (LOSS) PER SHARE:

FROM CONTINUING OPERATIONS
  BEFORE EXTRAORDINARY ITEM                       $      (.01)    $      (.01)

EXTRAORDINARY ITEM                                        .00             .46
                                                  -----------     -----------

NET INCOME (LOSS) PER SHARE                       $      (.01)    $       .45
                                                  ===========     ===========

WEIGHTED AVERAGE NUMBER OF SHARES                  11,558,605      11,558,605
                                                  ===========     ===========

               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CELLCOM CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)
FOR THE YEARS ENDED SEPTEMBER 30, 1995 AND 1994
================================================================================

               (Dollar amounts and number of shares in thousands)

                                                             ADDI-
                                                            TIONAL
                                     COMMON STOCK           PAID-IN      ACCUMULATED
                                  SHARES    PAR VALUE       CAPITAL        DEFICIT       TOTAL
                                  ------    ---------       -------        -------       ------
BALANCE, SEPTEMBER 30, 1993       11,559        12          10,989         (15,997)      (4,996)

Net Income                          --          --            --             5,222        5,222
                                  ------       ---          ------         -------       ------


BALANCE, SEPTEMBER 30, 1994       11,559        12          10,989         (10,775)         226

Net Loss                            --          --            --                69           69
                                  ------       ---          ------         -------       ------


BALANCE, SEPTEMBER 30, 1995       11,559        12          10,989         (10,844)         157
                                  ======       ===          ======         =======       ======

               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CELLCOM CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 1995 AND 1994
================================================================================

                          (Dollar amounts in thousands)

                                                               1995       1994
                                                             -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                          $   (69)   $ 5,222
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
    Changes in operating assets and liabilities:
    Decrease in restricted cash                                 --          146
    Decrease in accounts receivable                              356        358
    Decrease in prepaids and other current assets               --            1
    Decrease in accounts payable                                (191)    (2,309)
    Decrease in accrued expenses                                --         (571)
    Decrease in taxes payable                                   --       (3,645)
                                                             ------------------

NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                                             96       (798)
                                                             ------------------
NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS                                        96       (798)
                                                             ------------------
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                                           129        927
                                                             ------------------
CASH AND CASH EQUIVALENTS
  AT END OF YEAR                                             $   225    $   129
                                                             ==================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:

   INTEREST RECEIVED                                         $    39    $     8
                                                             =======    =======

   REORGANIZATION EXPENSES PAID                              $    11    $    73
                                                             =======    =======

               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CELLCOM CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Cellcom Corp. and its subsidiaries which comprise the "Company." All significant intercompany accounts and transactions have been eliminated in consolidation.

       CASH AND CASH EQUIVALENTS - All highly liquid instruments with original maturities of three months or less are considered cash equivalents.

       INCOME (LOSS) PER SHARE CALCULATIONS - Per share amounts have been calculated based on 11.6 and 11.6 million weighted average number of common shares outstanding for the years ended September 30, 1995 and 1994, respectively. The effects of common stock equivalents are not considered because they are anti-dilutive.

       INCOME TAXES - The Company's policy is to provide for deferred income taxes resulting from differences in the timing of amounts reported for financial accounting and income tax purposes. Since the Company has a net operating loss carryforward, no deferred income taxes have been recorded.

       RECLASSIFICATIONS - Certain reclassifications have been recorded in prior years financial statements to conform with current year presentation.

2.     PETITION FOR RELIEF UNDER CHAPTER 11

       On April 16, 1992, the Company filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Petitions") in the United States Bankruptcy Court for the Southern District of New York (the "Court"). The Company's existing Directors and officers remained responsible for the Company's business and assets, subject to supervision by the Court. Under Chapter 11, certain claims against the Company in existence prior to the filing of the Petitions under the federal bankruptcy laws were stayed while the Company continued business operations as a debtor-in-possession. These claims were reflected in the accompanying consolidated balance sheets as "liabilities subject to compromise." Additional claims (liabilities subject to compromise) arose subsequent to April 16, 1992 resulting from rejection of executory contracts, including leases, and from the determination by the Court (or as agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Company's assets ("Secured Claims") were also stayed, although the holders of such claims were those secured by substantially all of the Company's assets and by the outstanding capital stock of the subsidiaries of Cellcom Corp.

       The Company received approval from the Court to pay or otherwise honor certain of its prepetition obligations, including employee wages, customer claims and agent commissions. The Court approved a Debtor-in-Possession loan agreement, which provided that an existing creditor was permitted to continue lending funds to the Company during the postpetition period through July 28, 1992 under terms substantially the same as those contained in the original loan agreement. In exchange, this creditor was granted senior security interests and liens upon substantially all of the Company's assets. Pursuant to a debt covenant, all cash receipts from subscribers were forwarded to the Company's senior secured creditor. The Court established several dates by which creditors were allowed to file claims against the Company with the Court. Prepetition and postpetition liabilities reflect those amounts previously reported to the Court pending the final disposition by the Court of all claims.

       On August 20, 1993, the Company filed a Modified Consolidated Plan of Reorganization (the "Plan") with the Bankruptcy Court. The "Post Confirmation Order" was dated and notice was given on October 7, 1993. The Plan called for a consolidation of the Company and its subsidiaries and the Company will continue to pursue collection of contingent assets. Pursuant to the terms of the Plan, the Company has settled all administrative, secured and priority claims. All funds remaining after these distributions have been distributed among the unsecured creditors and the Company with the Company remaining responsible for the collection expenses.

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

3.     INCOME TAXES

       In fiscal year 1994, the Company adopted the provisions of SFAS No. 109 "Accounting for Income Taxes." The impact of adopting the new standard was not material to the consolidated financial statements of the Company for the year ended September 30, 1994. Prior to 1994, the Company accounted for income taxes in accordance with Accounting Principles Board Opinion No. 11.

       SFAS No. 109 requires the recognition of deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. The standard requires recognition of a deferred tax asset to the extent that realization of such asset is more likely than not; otherwise, a valuation allowance is applied. As of September 30, 1995, the Company determined that its deferred tax asset, primarily its net operating loss carryforward of $9 million, did not satisfy the recognition criteria set forth in the standard and accordingly, a valuation allowance was recorded to fully reserve the deferred tax asset.

       The tax loss carryforward expires during the years 2001 through 2006. The Internal Revenue Code of 1986 as amended (the "Code"), imposes substantial limitations under certain circumstances on the use of carryforwards upon the occurrence of an "ownership change" (as defined in Section 382 of the Code). An "ownership change" can result from issuances of equity securities by the Company, purchases of the Company's securities in the secondary market or a combination of the foregoing.

4.     SALE OF ASSETS

       During the year ended September 30, 1995, the Company sold its minority interest in Pascagoula Cellular Services for $13,585. During the year ended September 30, 1994, the Company sold its minority interests in Burlington Cellular, Inc. and St. Cloud Cellular Telephone Company, Inc. for $31,000. The Company continues to hold a minority interest in Alexandria Cellular License Corporation.

5.     COMMITMENTS AND CONTINGENCIES

       The Company entered into a one-year lease on November 27, 1995 for the office located at 6273 South Industrial Road, Las Vegas, Nevada. The monthly rental is $1,017. Rent expense for fiscal years 1995 and 1994 was $12,000 and $17,000, respectively.

       As of September 30, 1995, the Company had accrued reserves and interest for certain unpaid, disputed and other tax matters related to various taxing authorities. These amounts are included in current liabilities in the financial statements.

6.     STOCKHOLDERS' EQUITY (DEFICIT)

       The Company had an incentive stock option plan, which expired in 1995. The plan called for up to 1,217,186 shares of its common stock to be issued at an exercise price equal to or greater than fair market value at the date of grant to key employees of the Company.

       A summary of stock option transactions is as follows:

                                                    1995              1994
                                                   -------           -------
       Options outstanding-beginning of year       100,000             --

       Granted                                        --             100,000

       Exercised                                      --                --

       Canceled or Lapsed                             --                --
                                                   -------           -------
       Options outstanding-end of year             100,000           100,000
                                                   =======           =======

       The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation". The statement provides that companies which maintain stock option plans either account for stock options using the determined fair market value as compensation cost or to continue under the provisions of APB No. 25. If a company continues to follow APB No. 25, then the company must provide pro forma disclosure showing the impact of the cost using the fair market value approach. The statement is effective for fiscal years beginning after December 15, 1995. Management anticipates based on current circumstances that this statement will not have a material impact on the Company's financial position or results of operations.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  December 29,  1995                   CELLCOM CORP.

                                             By: /s/ Jay H. Brown
                                                 -----------------------
                                                 Jay H. Brown, President

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the Registrant in the capacities and the date indicated:

Signature                              Title                       Date
---------                              -----                       ----
/s/ Jay H. Brown
-------------------------------
Jay H. Brown                           President                   December 29, 1995
                                        Executive Officer
                                        and Director


/s/ Raymond Soard
-------------------------------
Raymond Soard                          Director                    December 29, 1995


/s/ William S. Taylor
-------------------------------
William S. Taylor                      Executive Vice              December 29, 1995
                                        President,Secretary
                                        and Director


/s/ David A. Obal
-------------------------------
David A. Obal                          Chief Financial Officer     December 29, 1995
                                        and Director

                                EXHIBIT INDEX
                                -------------

EXHIBIT
   NO.                         DESCRIPTION
--------                       -----------

   2.1 Certificate of Incorporation of the Company (incorporated herein by reference to the Company's Registration Statement on Form S-18, File No. 2-88633-NY, effective March 16, 1984).

   2.2 Amendments to the Certificate of Incorporation of the Company (incorporated by reference to the Company's annual report on Form 10-K for the fiscal year ended September 30, 1990).

   2.3 By-Laws of the Company (incorporated herein by reference to the Company's Registration Statement on Form S-18, File No. 2-88633-NY, effective March 16, 1984).

  10.1 The Company's 1985 Incentive Stock Option Plan, as amended (incorporated by reference to the Company's Registration Statement on Form S-8, File No. 33-30985, which became effective on September 29,
           1989).

  10.2     Asset Purchase Agreement dated April 15, 1992 by and among
           Cellcom Acquisition Corp., Cellcom Corp., Cellcom Telephone Company, Inc. and certain affiliated companies (incorporated by reference to the Company's current Report on Form 8-K dated April 29, 1992).

  10.3 Bankruptcy Court Order dated May 29, 1992 approving the sale of substantially all of the assets of the Company under an Asset Purchase Agreement pursuant to 11 U.S.C. 363 (b) and (f). (incorporated by reference to the Company's annual report on Form 10-K for the fiscal year ending September 30, 1992).

  10.4 Transition Assistance Agreement dated July 28, 1992 between Nationwide Cellular Service, Inc. and Cellcom Corp. (incorporated by reference to the Company's annual report on Form 10-K for the fiscal year ending September 30, 1992).

  10.5 Assumption Agreement dated July 28, 1992 by Nationwide Cellular Service, Inc. (incorporated by reference to the Company's annual report on Form 10-K for the fiscal year ending September 30, 1992).

  10.6 Letter Agreement dated July 28, 1992 between Nationwide Cellular Service, Inc. and Cellcom Corp. related to certain Subscriber Taxes (incorporated by reference to the Company's annual report on Form 10-K for the fiscal year ending September 30, 1992).

  10.7 Release Agreement dated July 28, 1992 between Congress Financial Corporation and Cellcom Corp., et al. (incorporated by reference to the Company's annual report on Form 10-K for the fiscal year ending September 30, 1992).

  10.8 Assumption and Assignment Agreements of Executory Contract between Nationwide Cellular Service, Inc. and Los Angeles SMSA Ltd. Partnership dated July 27, 1992 (incorporated by reference to the Company's annual report on Form 10-K for the fiscal year ending September 30, 1992).

  10.9 Assumption and Assignment of Executory Contract Agreements between Nationwide Cellular Service, Inc. and Los Angeles Telephone Company dated July 24, 1992 and July 27, 1992 (incorporated by reference to the Company's annual report on Form 10-K for the fiscal year ending September 30, 1992).

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------

  10.10 Assumption and Assignment of Executory Contract Agreements between Nationwide Cellular Service, Inc. and Bay Area Cellular Telephone Company dated July 24, 1992 and July 27, 1992 (incorporated by reference to the Company's annual report on Form 10-K for the fiscal year ending September 30, 1992).

  10.11 Assumption and Assignment of Executory Contracts Agreement between Nationwide Cellular Service, Inc. and Cellular Telephone Company dated July 24, 1992 and July 27, 1992 (incorporated by reference to the Company's annual report on Form 10-K for the fiscal year ending September 30, 1992).

  10.12 Assumption and Assignment of Executory Contract Agreements among Nationwide Cellular Service, Inc., New York SMSA Limited Partnership and Boston CGSA dated July 24, 1992 and July 27, 1992 (incorporated by reference to the Company's annual report on Form 10-K for the fiscal year ending September 30, 1992).

  10.13    Debtor's Modified Consolidated Plan of Reorganization dated
           August 20, 1993 (incorporated by reference to the Company's annual report on Form 10-K for the fiscal year ending September 30, 1993).

  10.14    Notice of (i) Order Confirming Debtor's Modified Consolidated
           Plan of Reorganization, and (ii) Discharge of Debts dated October 7, 1993 (incorporated by reference to the Company's annual report on Form 10-K for the fiscal year ending September 30, 1993).

  21       Subsidiaries of the Registrant.

  23.1     Consent of Independent Public Accountants.

  27       Financial Data Schedule