Form 10QSB
period 1995-12-31
CELLCOM CORP
filed 1996-02-14
CIK 737275

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
[ ] Transition Report pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

     For the quarter ended                      Commission File Number
       December 31, 1995                               0-13615

                                  CELLCOM CORP.
             (Exact name of Registrant as specified in its charter)

           Delaware                                  06-1106964
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

The registrant had 11,558,605 shares of Common Stock outstanding as of January 31, 1996.

CELLCOM CORP. AND SUBSIDIARIES
FORM 10-QSB INDEX
================================================================================

                                                                  PAGE  #
                                                                  -------
PART I- FINANCIAL INFORMATION

Condensed Consolidated Balance Sheets as of
December 31, 1995 (Unaudited) and September 30, 1995.......          3

Condensed Consolidated Statements of Operations for
the Three Months Ended December 31, 1995 and 1994
(Unaudited)................................................          4

Condensed Consolidated Statements of Cash Flows for the
Three Months Ended December 31, 1995 and 1994 (Unaudited)..          5

Notes to the Condensed Consolidated Financial
Statements (Unaudited).....................................          6

Management's Discussion and Analysis ......................          8


PART II- OTHER INFORMATION

Exhibits and Reports on Form 8-K...........................          9

Signatures.................................................         10

CELLCOM CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1995 (UNAUDITED) AND SEPTEMBER 30, 1995
================================================================================

                          (Dollar amounts in thousands)

                                                       12/31/95        09/30/95
                                                       --------        --------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                              $    196        $    225
Accounts receivable                                           0               1
Prepaid expenses                                              2               3
                                                       --------        --------
TOTAL CURRENT ASSETS                                   $    198        $    229
                                                       ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                             11              19
Taxes payable                                                53              53
                                                       --------        --------
TOTAL CURRENT LIABILITIES                                    64              72
                                                       --------        --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value;
  100,000,000 shares authorized
  and 11,558,605 shares issued
  and outstanding                                            12              12
Additional paid-in capital                               10,989          10,989
Accumulated deficit                                     (10,867)        (10,844)
                                                       --------        --------
TOTAL STOCKHOLDERS' EQUITY                                  134             157
                                                       --------        --------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                                 $    198        $    229
                                                       ========        ========

          SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CELLCOM CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994 (UNAUDITED)
================================================================================

             (Dollar amounts in thousands except per share amounts)

                                               Three Months Ended
                                                   December 31,
                                         -------------------------------
                                             1995                1994
                                         -----------         -----------
CONTINUING OPERATIONS
  General and administrative             $        27         $        26
  Reorganization  - professional fees              0                   6
  Interest income                                 (2)                 (6)
  Miscellaneous Income                             0                 (14)
                                         -----------         -----------

NET LOSS                                 $       (25)        $       (12)
                                         ===========         ===========


INCOME (LOSS) PER SHARE:
  FROM CONTINUING OPERATIONS
  BEFORE EXTRAORDINARY ITEM              $       .00(1)      $       .00(1)

  EXTRAORDINARY ITEM                             .00                 .00
                                         -----------         -----------

  NET INCOME (LOSS) PER SHARE            $       .00(1)      $       .00(1)
                                         ===========         ===========

WEIGHTED AVERAGE NUMBER
 OF SHARES:                               11,558,605          11,558,605
                                         ===========         ===========

(1) - Less than $.01 per share.

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CELLCOM CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994 (UNAUDITED)
================================================================================

                          (Dollar amounts in thousands)

                                                             Three Months Ended
                                                                 December 31,
                                                             -------------------
                                                               1995        1994
                                                              -----       -----
CASH FLOWS USED FOR OPERATING ACTIVITIES:

  Net income (loss)                                           $ (25)      $ (12)
  Adjustments to reconcile net income
    (loss) to net cash used for operating
    activities:
  Change in operating assets and liabilities:
    Decrease in accounts receivable                               1          45
    Decrease in prepaid assets                                    1           1
    Decrease in accounts payable                                 (6)        (14)
    Decrease in accrued expenses                                  0           0
    Decrease in taxes payable                                     0           0
                                                              -----       -----
NET CASH PROVIDED BY (USED FOR)
 OPERATING ACTIVITIES                                           (29)        (20)
                                                              -----       -----
NET DECREASE IN CASH AND
 CASH EQUIVALENTS                                               (29)        (20)

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                                         225         129
                                                              -----       -----
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                                             $ 196       $ 149
                                                              =====       =====
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:

  INTEREST INCOME                                             $   2       $   6
                                                              =====       =====
  INCOME TAXES PAID                                           $   0       $   0
                                                              =====       =====

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

         The financial information at December 31, 1995 and for the three months ended December 31, 1995 are unaudited and reflect all adjustments (that include only normal recurring adjustments) which are, in the opinion of Management, necessary for a fair presentation of the financial position, results of operations and cash flows for interim periods.

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

         RESULTS OF OPERATIONS

              THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994

         The Company had no operating revenues for the three month period ended December 31, 1995 or 1994. The Company realized miscellaneous income of $0 and $14,000 during the three months ended December 31, 1995 and 1994, respectively, resulting from the receipt of refunds from taxing authorities.

         The Company incurred general and administrative expenses of $27,000 and $26,000 during the three month period ended December 31, 1995 and 1994, respectively. The Company continues to incur administrative expenses even though it has no operations.

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

Dated:   February 14, 1996
         Las Vegas, Nevada                CELLCOM CORP.

                                          By: /s/ Jay H. Brown
                                              -----------------------------
                                              Jay H. Brown
                                              President and
                                              Chief Executive Officer
                                              (Principal Executive Officer)


                                          By: /s/ David A. Obal
                                              -----------------------------
                                              David A. Obal
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)

                                EXHIBIT INDEX


               Exhibit No.      Description
               -----------      -----------

                   27           Financial Data Schedule.