Form 10QSB
period 1996-03-31
CELLCOM CORP
filed 1996-05-13
CIK 737275

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


/X/      Quarterly Report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

/ /      Transition Report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

     For the quarter ended                              Commission File Number
        March 31, 1996                                          0-13615


                                  CELLCOM CORP.
             (Exact name of Registrant as specified in its charter)


          Delaware                                             06-1106964
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

The registrant had 11,558,605 shares of Common Stock outstanding as of May 3, 1996.

CELLCOM CORP. AND SUBSIDIARIES
FORM 10-QSB INDEX
- -------------------------------------------------------------------------------

                                                                         PAGE #
                                                                         ------
PART I- FINANCIAL INFORMATION

Condensed Consolidated Balance Sheets as of
March 31, 1996 (Unaudited) and September 30, 1995........                   3

Condensed Consolidated Statements of Operations for
the Three Months Ended March 31, 1996 and 1995
(Unaudited)..............................................                   4

Condensed Consolidated Statements of Operations for
the Six Months Ended March 31, 1996 and 1995
(Unaudited)..............................................                   5

Condensed Consolidated Statements of Cash Flows for the
Six Months Ended March 31, 1996 and 1995 (Unaudited).....                   6

Notes to the Condensed Consolidated Financial
Statements (Unaudited)...................................                   7

Management's Discussion and Analysis ....................                   8


PART II- OTHER INFORMATION


Exhibits and Reports on Form 8-K.........................                   9

Signatures...............................................                  10

CELLCOM CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 1996 (UNAUDITED) AND SEPTEMBER 30, 1995
- -------------------------------------------------------------------------------

                          (Dollar amounts in thousands)

                                                    03/31/96              09/30/95
                                                    --------              --------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                           $    163              $    225
Accounts receivable                                        0                     1
Prepaid expenses                                           4                     3
                                                    --------              --------

TOTAL CURRENT ASSETS                                $    167              $    229
                                                    ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                           2                    19
Taxes payable                                             53                    53
                                                    --------              --------

TOTAL CURRENT LIABILITIES                                 55                    72
                                                    --------              --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value;
  100,000,000 shares authorized
  and 11,558,605 shares issued
  and outstanding                                         12                    12
Additional paid-in capital                            10,989                10,989
Accumulated deficit                                  (10,889)              (10,844)
                                                    --------              --------

TOTAL STOCKHOLDERS' EQUITY                               112                   157
                                                    --------              --------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                              $    167              $    229
                                                    ========              ========

          SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CELLCOM CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995 (UNAUDITED)
- -------------------------------------------------------------------------------

             (Dollar amounts in thousands except per share amounts)

                                                    Three Months Ended,
                                                          March 31,
                                               --------------------------------
                                                  1996                  1995
                                               ----------            ----------

CONTINUING OPERATIONS
  General and administrative                   $       21            $       63
  Reorganization  - professional fees                   0                     0
  Interest income                                      (1)                  (70)
  Miscellaneous Income                                  0                     0
                                               ----------            ----------

NET INCOME (LOSS)                              $      (20)           $        7
                                               ==========            ==========

INCOME (LOSS) PER SHARE:
  FROM CONTINUING OPERATIONS
  BEFORE EXTRAORDINARY ITEM (1)                $      .00            $      .00

  EXTRAORDINARY ITEM                                  .00                   .00
                                               ----------            ----------

  NET INCOME (LOSS) PER SHARE (1)              $      .00            $      .00
                                               ==========            ==========

WEIGHTED AVERAGE NUMBER
 OF SHARES:                                    11,558,605            11,558,605
                                               ===========           ==========

(1) - Less than $.01 per share.


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CELLCOM CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED MARCH 31, 1996 AND 1995 (UNAUDITED)
- -------------------------------------------------------------------------------

             (Dollar amounts in thousands except per share amounts)

                                                      Six Months Ended,
                                                           March 31,
                                               --------------------------------
                                                  1996                  1995
                                               ----------            ----------
CONTINUING OPERATIONS
  General and administrative                   $       48            $       89
  Reorganization  - professional fees                   0                     6
  Interest income                                      (3)                  (76)
  Miscellaneous Income                                  0                   (14)
                                               ----------            ----------

LOSS FROM CONTINUING OPERATIONS
BEFORE EXTRAORDINARY ITEM                             (45)                   (5)

EXTRAORDINARY GAIN                                      0                     0
                                               ----------            ----------

NET INCOME (LOSS)                              $      (45)           $       (5)
                                               ==========            ==========

INCOME (LOSS) PER SHARE:
  FROM CONTINUING OPERATIONS
  BEFORE EXTRAORDINARY ITEM (1)                $      .00            $      .00

  EXTRAORDINARY ITEM                                  .00                   .00
                                               ----------            ----------

  NET INCOME (LOSS) PER SHARE (1)              $      .00            $      .00
                                               ==========            ==========

WEIGHTED AVERAGE NUMBER
 OF SHARES:                                    11,558,605            11,558,605
                                               ==========            ==========

(1) - Less than $.01 per share.


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CELLCOM CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 1996 AND 1995 (UNAUDITED)
- -------------------------------------------------------------------------------

                          (Dollar amounts in thousands)

                                                                    Six Months Ended,
                                                                         March 31,
                                                               --------------------------
                                                               1996                  1995
                                                               ----                  ----

CASH FLOWS USED FOR OPERATING ACTIVITIES:

  Net income (loss)                                            $(45)                 $ (5)
  Adjustments to reconcile net income
    (loss) to net cash used for operating
    activities:
    Extraordinary gain on forgiveness
     of debt                                                      0                     0
  Change in operating assets
    and liabilities:
    Decrease in restricted cash                                   0                     0
    Decrease in accounts receivable                               1                   186
    Decrease in prepaid assets                                   (1)                    1
    Increase (Decrease) in accounts payable                     (17)                    8
    Decrease in accrued expenses                                  0                     0
    Decrease in taxes payable                                     0                     0
                                                               ----                  ----
NET CASH PROVIDED BY (USED FOR)
 OPERATING ACTIVITIES                                           (62)                  190
                                                               ----                  ----

NET DECREASE IN CASH AND
 CASH EQUIVALENTS                                               (62)                  190

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                                         225                   129
                                                               ----                  ----

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                                              $163                  $319
                                                               ====                  ====

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:

  INTEREST INCOME                                              $  3                  $ 76
                                                               ====                  ====

  INCOME TAXES PAID                                            $  0                  $  0
                                                               ====                  ====


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CELLCOM CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
- -------------------------------------------------------------------------------

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

          The financial information at March 31, 1996 and for the three months and six months ended March 31, 1996 are unaudited and reflect all adjustments (that include only normal recurring adjustments) which are, in the opinion of Management, necessary for a fair presentation of the financial position, results of operations and cash flows for interim periods.

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

          On August 20, 1993, the Company filed a Modified Consolidated Plan of Reorganization (the "Plan") with the Court. The "Post Confirmation Order" was dated and notice was given on October 7, 1993. The Plan called for a consolidation of the Company and its subsidiaries. The Company has settled all administrative, secured and priority claims.

          The Company has no operations. The Company is in the process of evaluating potential business opportunities which could be attained by merger or acquisition. In Management's opinion, if the Company embarks on a new business venture, no assurance can be given regarding the future success of such a business due to all the attendant costs and risks associated with starting or acquiring a new business.

CELLCOM CORP. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
- -------------------------------------------------------------------------------

          OVERVIEW

          Prior to April 1992, Cellcom Corp. and its subsidiaries (the "Company") experienced declining working capital, net operating losses, negative cash flow and increased rate of cellular telephone customer deactivations in certain markets. Consequently, Management and the Board of Directors concluded that it was in the best interest of the Company to seek protection from its creditors under the U.S. Bankruptcy Code. Please see the accompanying footnote to the consolidated financial statements.

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

          RESULTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995

          The Company had no operating revenues for the three month period ended March 31, 1996 or 1995.

          The Company incurred general and administrative expenses of $21,000 and $63,000 during the three month period ended March 31, 1996 and 1995, respectively. The Company continues to incur administrative expenses even though it has no operations.


                    SIX MONTHS ENDED MARCH 31, 1996 AND 1995

          The Company had no operating revenues for the six month periods ended March 31, 1996 or 1995. The Company realized miscellaneous income of $0 and $14,000 during the six months ended March 31, 1995 and 1996, respectively, resulting from the sale of minority interests in cellular telephone companies and the receipt of refunds from taxing authorities.

          The Company incurred expenses of $0 and $6,000 during the six month period ended March 31, 1996 and 1995, respectively, resulting primarily from legal and other professional services rendered in connection with ongoing bankruptcy matters. The Company incurred general and administrative expenses of $48,000 and $89,000 during the six month period ended March 31, 1996 and 1995, respectively. The Company continues to incur administrative expenses even though it has no operations.


PART II. - OTHER INFORMATION

Item 6. - Exhibits and reports on Form 8-K.

            None.

CELLCOM CORP. AND SUBSIDIARIES
SIGNATURES
- -------------------------------------------------------------------------------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   May 8, 1996
         Las Vegas, Nevada                     CELLCOM CORP.


                                               By:/s/ Jay H. Brown
                                                  -----------------------------
                                                  Jay H. Brown
                                                  President and
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)


                                               By:/s/ David A. Obal
                                                  -----------------------------
                                                  David A. Obal
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)

EXHIBIT INDEX
- -------------

Exhibit No.                 Description
- ----------                  -----------
EX-27                       Financial Data Schedule