Form 10QSB
period 1996-06-30
CELLCOM CORP
filed 1996-08-09
CIK 737275

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


/X/      Quarterly Report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934
/ /      Transition Report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

     For the quarter ended                           Commission File Number
        June 30, 1996                                       0-13615


                                  CELLCOM CORP.
             (Exact name of Registrant as specified in its charter)


          Delaware                                         06-1106964
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
                               X     Yes        No
                             -----        -----

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                       PROCEEDINGS FOR THE LAST FIVE YEARS

Indicate by check mark whether registrant has filed all documentation and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                               X     Yes        No
                             -----        -----

The registrant had 11,558,605 shares of Common Stock outstanding as of August 5, 1996.

CELLCOM CORP. AND SUBSIDIARIES
FORM 10-QSB INDEX
- --------------------------------------------------------------------------------

                                                                          PAGE #
                                                                          ------

PART I- FINANCIAL INFORMATION

Condensed Consolidated Balance Sheets as of
June 30, 1996 (Unaudited) and September 30, 1995 ................            3

Condensed Consolidated Statements of Operations for
the Three Months Ended June 30, 1996 and 1995
(Unaudited) .....................................................            4

Condensed Consolidated Statements of Operations for
the Nine Months Ended June 30, 1996 and 1995
(Unaudited) .....................................................            5

Condensed Consolidated Statements of Cash Flows for the
Nine Months Ended June 30, 1996 and 1995 (Unaudited) ............            6

Notes to the Condensed Consolidated Financial
Statements (Unaudited) ..........................................            7

Management's Discussion and Analysis ............................            8


PART II- OTHER INFORMATION


Exhibits and Reports on Form 8-K ................................            9

Signatures ......................................................           10

CELLCOM CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 1996 (UNAUDITED) AND SEPTEMBER 30, 1995
- --------------------------------------------------------------------------------


                          (Dollar amounts in thousands)

                                                     06/30/96          09/30/95
                                                     --------          --------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                            $    145          $    225
Accounts receivable                                         0                 1
Prepaid expenses                                            4                 3
                                                     --------          --------

TOTAL CURRENT ASSETS                                 $    149          $    229
                                                     ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                            3                19
Taxes payable                                              53                53
                                                     --------          --------

TOTAL CURRENT LIABILITIES                                  56                72
                                                     --------          --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value;
  100,000,000 shares authorized
  and 11,558,605 shares issued
  and outstanding                                          12                12
Additional paid-in capital                             10,989            10,989
Accumulated deficit                                   (10,908)          (10,844)
                                                     --------          --------

TOTAL STOCKHOLDERS' EQUITY                                 93               157
                                                     --------          --------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                               $    149          $    229
                                                     ========          ========

          SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CELLCOM CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995 (UNAUDITED)
- --------------------------------------------------------------------------------


             (Dollar amounts in thousands except per share amounts)


                                                     Three Months Ended,
                                                          June 30,
                                            -----------------------------------
                                                1996                  1995
                                            ------------           ------------
CONTINUING OPERATIONS
  General and administrative                $         22           $         27
  Reorganization  - professional fees                  0                      0
  Interest income                                     (2)                    (2)
  Miscellaneous Income                                 0                     (2)
                                            ------------           ------------

NET INCOME (LOSS)                           $        (20)          $        (23)
                                            ============           ============

INCOME (LOSS) PER SHARE:
  FROM CONTINUING OPERATIONS
  BEFORE EXTRAORDINARY ITEM                 $        .00(1)        $        .00

  EXTRAORDINARY ITEM                                 .00                    .00
                                            ------------           ------------

  NET INCOME (LOSS) PER SHARE               $        .00(1)        $        .00
                                            ============           ============

WEIGHTED AVERAGE NUMBER
 OF SHARES:                                   11,558,605             11,558,605
                                            ============           ============


(1) - Less than $.01 per share.


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CELLCOM CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED JUNE 30, 1996 AND 1995 (UNAUDITED)
- --------------------------------------------------------------------------------


             (Dollar amounts in thousands except per share amounts)


                                                   Nine Months Ended,
                                                        June 30,
                                            --------------------------------
                                                1996                1995
                                            ------------        ------------
CONTINUING OPERATIONS
  General and administrative                $         70        $        116
  Reorganization  - professional fees                  0                   6
  Interest income                                     (5)                (78)
  Miscellaneous Income                                 0                 (16)
                                            ------------        ------------

LOSS FROM CONTINUING OPERATIONS
BEFORE EXTRAORDINARY ITEM                            (65)                (28)

EXTRAORDINARY GAIN                                     0                   0
                                            ------------        ------------

NET INCOME (LOSS)                           $        (65)       $        (28)
                                            ============        ============

INCOME (LOSS) PER SHARE:
  FROM CONTINUING OPERATIONS
  BEFORE EXTRAORDINARY ITEM                 $        .00(1)     $       (.00)

  EXTRAORDINARY ITEM                                 .00                 .00
                                            ------------        ------------

  NET INCOME (LOSS) PER SHARE               $        .00(1)     $        .00
                                            ============        ============


WEIGHTED AVERAGE NUMBER
 OF SHARES:                                   11,558,605          11,558,605
                                            ============        ============



(1) - Less than $.01 per share.


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CELLCOM CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 1996 AND 1995 (UNAUDITED)
- --------------------------------------------------------------------------------


                          (Dollar amounts in thousands)


                                                             Nine Months Ended,
                                                                  June 30,
                                                           ---------------------
                                                            1996           1995
                                                           ------         ------
CASH FLOWS USED FOR OPERATING ACTIVITIES:

  Net income (loss)                                        $ (65)         $ (28)
  Adjustments to reconcile net income
    (loss) to net cash used for operating
    activities:
  Change in operating assets and liabilities:
    Decrease in restricted cash                                0              0
    Decrease in accounts receivable                            1            357
    Decrease in prepaid assets                                (1)             1
    Decrease in accounts payable                             (16)          (207)
    Decrease in accrued expenses                               0              0
    Decrease in taxes payable                                  0              0
                                                           -----          -----
NET CASH PROVIDED BY (USED FOR)
 OPERATING ACTIVITIES                                        (81)           123
                                                           -----          -----

NET DECREASE IN CASH AND
 CASH EQUIVALENTS                                            (81)           123

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                                      225            129
                                                           -----          -----

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                                          $ 145          $ 252
                                                           =====          =====

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:

  INTEREST INCOME                                          $   2          $  78
                                                           =====          =====

  INCOME TAXES PAID                                        $   0          $   0
                                                           =====          =====


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CELLCOM CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
- --------------------------------------------------------------------------------



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

          The financial information at June 30, 1996 and for the three months and nine months ended June 30, 1996 are unaudited and reflect all adjustments (that include only normal recurring adjustments) which are, in the opinion of Management, necessary for a fair presentation of the financial position, results of operations and cash flows for interim periods.

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

CELLCOM CORP. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
- --------------------------------------------------------------------------------


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

          RESULTS OF OPERATIONS

                    THREE MONTHS ENDED JUNE 30, 1996 AND 1995

          The Company had no operating revenues for the three month period ended June 30, 1996 or 1995.

          The Company incurred general and administrative expenses of $22,000 and $27,000 during the three month period ended June 30, 1996 and 1995, respectively. The Company continues to incur administrative expenses even though it has no operations.

                    NINE MONTHS ENDED JUNE 30, 1996 AND 1995

          The Company had no operating revenues for the nine month periods ended June 30, 1996 or 1995. The Company realized miscellaneous income of $0 and $16,000 during the nine months ended June 30, 1996 and 1995, respectively, resulting from the sale of minority interests in cellular telephone companies and the receipt of refunds from taxing authorities.

CELLCOM CORP. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
- --------------------------------------------------------------------------------


          The Company incurred expenses of $0 and $6,000 during the nine month period ended June 30, 1996 and 1995, respectively, resulting primarily from legal and other professional services rendered in connection with ongoing bankruptcy matters. The Company incurred general and administrative expenses of $70,000 and $116,000 during the nine month period ended June 30, 1996 and 1995, respectively. The Company recorded a $34,000 expense for the additional amount due to its creditors based on the increased contingent refunds from taxing authorities during the nine months ended June 30, 1995. The Company continues to incur administrative expenses even though it has no operations.



PART II. - OTHER INFORMATION


Item 6. - Exhibits and reports on Form 8-K.

            None.

CELLCOM CORP. AND SUBSIDIARIES
SIGNATURES
- --------------------------------------------------------------------------------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 9, 1996
        Las Vegas, Nevada              CELLCOM CORP.


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