Form 10KSB40
period 1996-09-30
CELLCOM CORP
filed 1997-01-02
CIK 737275

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the fiscal year ended:                    Commission File Number:
             September 30, 1996                                0-13615
         --------------------------                    -----------------------

                                  CELLCOM CORP.

--------------------------------------------------------------------------------
           (Name of Small Business Issuer as specified in Its charter)

           Delaware                                      06-1106964
-------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

                520 South Fourth Street, Las Vegas, Nevada 89101
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (702) 896-8898
          ------------------------------------------------------------
                (Issuer's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by the
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and
(2) has been subject to the filing requirements for the past 90 days.

                              X   Yes          No
                             ---          ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                                        X
                                       ---

Issuer's revenues for the most recent fiscal year are $0.

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of November 25, 1996 was $288,965. On such date, the closing price of the Company's Common Stock was $0.025.

                                  Yes      X   No
                             ---          ---

       ISSUER'S INVOLVED IN BANKRUPTCY PROCEEDINGS FOR THE LAST FIVE YEARS

Check whether the Issuer has filed all documentation and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.

                              X   Yes          No
                             ---          ---

Transitional small business disclosure format.

The registrant had 11,558,605 shares of Common Stock outstanding as of November 14, 1996.

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

         On April 16, 1992, the Company and its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. On July 28, 1992, the Company sold substantially all of its assets to Nationwide Cellular Service, Inc. ("Nationwide"). The sale was consummated after receiving the requisite approvals from the Bankruptcy Court and governmental regulatory agencies. In connection with the sale, Nationwide assumed the secured indebtedness to the Company's senior secured creditor, Cellular Carriers and customer security deposits on July 28, 1992. Prior to the closing of the sale and pursuant to an Option Agreement between Nationwide and the Company's senior subordinated noteholders dated April 15, 1992, Nationwide issued 702,007 shares of its common stock to Cellcom's senior subordinated noteholders in exchange for the senior subordinated notes and warrants issued by Cellcom and in connection with the sale, such notes and warrants were canceled. At July 28, 1992, the closing price of Nationwide's common stock on Nasdaq was $6.75. The Company received $2,300,000 from the sale in cash plus $800,000 in reimbursement of postpetition bankruptcy costs to be paid by the Company.

         On August 20, 1993, the Company filed a Modified Consolidated Plan of Reorganization (the "Plan") with the Bankruptcy Court. The "Post Confirmation Order" was dated and notice was given on October 7, 1993. The Plan called for a consolidation of the Company and its subsidiaries for tax and accounting purposes and for the Company to continue to pursue collection of contingent assets. Pursuant to the terms of the Plan, the Company has settled all administrative, secured and priority claims. All funds remaining after these distributions have been distributed among the unsecured creditors and the Company.

         As of September 30, 1995, all administrative, secured and priority claims were settled in the amount of $479,000. In addition, the Company distributed $418,133 to the unsecured creditors and $415,000 to the reorganized Company. All distributions to the unsecured creditors have been made with the exception of the recovery of the net operating loss benefit. Under the terms of the settlement, the unsecured creditors are entitled to one quarter of the tax savings from the net operating loss utilization for five years following the Bankruptcy Petition which ends after 1997. (See Part II, Item 6.)

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

         The Company currently has no operations. It is principally engaged in managing its assets (principally cash) and administering its liabilities and bankruptcy claims. The Company has been, and is, in the process of evaluating potential business opportunities which could be attained by merger or acquisition. If the Company embarks on a new business venture, no assurance can be given regarding the future success of such a business due to all the attendant costs and risks associated with starting or acquiring a new business.

                  EMPLOYEES

         The Company currently has one employee.

         (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

         The Company does not have any foreign operations or sales.

ITEM 2.           PROPERTIES

         On December 1, 1996, the Company entered a lease for 1,500 square feet at 6273 South Industrial Road, Las Vegas, Nevada. This facility is leased under a month to month contract at a monthly rental rate of $1,028.

ITEM 3.           LEGAL PROCEEDINGS

         Other than the aforementioned bankruptcy proceedings, the Company is not a party to any legal proceedings.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1996.

                                    PART II.

ITEM 5.           MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
                  MATTERS

         (a) The Company's common stock is traded in the over-the-counter market. The following table sets forth the high and low closing prices for the Company's common stock for the periods indicated, as reported by brokers and dealers making a market in the common stock:

                                  Fiscal 1996                         Fiscal 1995
                           ------------------------              ---------------------
         Quarter             High             Low                  High           Low
         -------           -------          -------              --------       ------
         First             $ 0.02           $ 0.01               $ 0.07         $ 0.02
         Second            $ 0.07           $ 0.015              $ 0.04         $ 0.01
         Third             $ 0.07           $ 0.045              $ 0.035        $ 0.01
         Fourth            $ 0.045          $ 0.04               $ 0.03         $ 0.01


         The aforesaid quotations do not represent actual transactions and do not include retail mark-ups, mark-downs or commissions.

         (b) As of November 14, 1996, there were 750 holders of record of the Company's common stock.

         (c) The Company has not paid any dividends on its common stock since its inception.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF CONTINUING OPERATIONS

LIQUIDITY , CAPITAL RESOURCES AND RESULTS FROM CONTINUING OPERATIONS

         The Company has sufficient cash to pay its current and anticipated operating expenses for the current fiscal year. During the fiscal year ended September 30, 1996, the company incurred administrative expenses of $96,000. The Company has a net operating loss carryforward ("NOL") of approximately $9.3 million for both financial reporting and income tax purposes. The Company expects to use this NOL to offset earnings in potential business opportunities subject to limitations on use as described below in Item 6. If the Company embarks on a new business venture no assurance can be given regarding the future success of such a business due to all the attendant costs and risks associated with starting or acquiring a new business.

         See Item 1(a) above, General Development of Business, regarding the Company's bankruptcy filing and the sale of substantially all of its assets and the assumption and cancellation of substantially all its liabilities.

         The tax loss carryforward expires during the years 2001 through 2006. The Internal Revenue Code of 1986 as amended (the "Code"), imposes substantial limitations under certain circumstances on the use of tax loss carryforwards upon the occurrence of an "ownership change" (as defined in Section 382 of the Code). An "ownership change" can result from issuance of equity securities by the Company, purchases of the Company's securities in the secondary market or a combination of the forgoing.

ITEM 7.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial information required by Item 8 is included elsewhere in this report (see Part IV, Item 14).

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 9.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below are the names of the directors and executive officers of the Company along with certain information relating to business experience of each of the listed directors and officers.

         Name                    Age        Position With Company
         ----                    ---        ---------------------
         Jay H. Brown            55         Chairman, Chief Executive Officer
                                             and President

         William S. Taylor       35         Executive Vice President,
                                             Secretary and Director

         David A. Obal           32         Chief Financial Officer
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

ITEM 10.           EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table summarizes the aggregate compensation paid by the Company to the Chief Executive Officer. No executive officer of the Company received total compensation in excess of $100,000 during the last three years:

                                           Annual Compensation                         Long-Term Compensation
                                    ----------------------------------       ------------------------------------------
                                                                                 Awards        Payouts
                                                             Other             Restricted     Long-Term
Name and                                                     Annual           Stock Option    Incentive     All Other
Principal Position           Year   Salary$      Bonus$   Compensation       Awards     SARs   Payouts     Compensation
------------------           ----   -------      ------   ------------       ------     ----   -------     ------------
Jay H. Brown                 1996      0           0           0               0         0        0            0
 Chairman, Chief             1995      0           0           0               0         0        0            0
 Executive Officer           1994      0           0           0               0         0        0            0
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

Title of           Name and Address                    Nature of                                    % of
Class              of Beneficial Owner                 Ownership           # of Shares              Class(1)
-----              -------------------                 ---------           -----------              --------
Common             Jay H. Brown                        Record and          2,998,441                25.9%
Stock              520 South Fourth St.                Beneficial
                   Las Vegas, NV 89101

Common             William S. Taylor                   Record and             99,999                 ..  (2)
Stock              c/o Free Trade                      Beneficial
                   4 Madison Avenue
                   Fairfield, NJ  07004

Common             David Obal                          Record and             50,000 (3)             ..  (2)
Stock              2675 Windmill Pkwy.                 Beneficial
                   Henderson, NV  89014

Common             Joseph W. Namath                    Record and          1,333,332 (4)            11.5%
Stock              and James Walsh                     Beneficial
                   300 East 51st Street
                   New York, NY 10022

Common             All Officers and                    Record and          3,148,440                27.3%
Stock              Directors as a                      Beneficial
                   Group (consisting
                   of 3 persons)

-----------------------

(1) All percentages are based on a total of 11,558,605 shares outstanding as of November 14, 1996.

(2)      Represents less than 1%.

(3) Represents 50,000 shares issuable upon exercise of incentive stock options. Excludes 50,000 shares subject to incentive stock options which are not currently exercisable.

(4) Includes 666,666 shares of Common Stock owned of record by Joseph W. Namath and 666,666 shares of Common Stock owned of record by James Walsh. The Company has been advised by Messrs. Namath and Walsh that for the purposes of Section 16(a) of the Securities Exchange Act of 1934, each beneficially owns the shares owned of record by the other.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the fiscal year ended, September 30, 1994, the Company granted 100,000 incentive stock options to David Obal, a Director and officer of the Company. During the fiscal year ended, September 30, 1996, the Company paid $34,000 in salary to David Obal, the Chief Financial Officer and a Director.

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

                10.3 Bankruptcy Court Order dated May 29, 1992 approving the sale of substantially all of the assets of the Company under an Asset Purchase Agreement pursuant to 11 U.S.C.P. 363 (b) and
                (f). (incorporated by reference to the Company's annual report on Form 10-K for the fiscal year ending September 30, 1992).

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

                21 Subsidiaries of the Registrant.

                23.1 Consent of Independent Public Accountants.

         (b)    Reports on Form 8-K

                None

                         CELLCOM CORP. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                            Page
                                                                                            ----
Report of Independent Public Accountants...............................................     10

Consolidated Financial Statements:

     Consolidated Balance Sheet as of September 30, 1996 ..............................     11

     Consolidated Statements of Operations for the Years Ended September
      30, 1996 and September 30, 1995 .................................................     12

     Consolidated Statements of Changes in Stockholders' Deficit for the
      Years Ended September 30, 1996 and September 30, 1995 ...........................     13

     Consolidated Statements of Cash Flows for the Years Ended September
      30, 1996 and September 30, 1995 .................................................     14

     Notes to the Consolidated Financial Statements....................................     15

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Cellcom Corp.

We have audited the accompanying consolidated balance sheet of Cellcom Corp. (a Delaware corporation) and subsidiaries as of September 30, 1996 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cellcom Corp. and subsidiaries as of September 30, 1996 and the results of their operations and their cash flows for each of the two years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.




                                          ARTHUR ANDERSEN LLP



Las Vegas, Nevada
November 20, 1996

CELLCOM CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 1996
--------------------------------------------------------------------------------

           (Dollar amounts in thousands except for per share amounts)

ASSETS                                                                   1996
------------------------------------                                   --------
CURRENT ASSETS:
   Cash and cash equivalents                                           $    128
   Accounts receivable                                                        1
   Prepaid expenses                                                           3
                                                                       --------

TOTAL CURRENT ASSETS                                                   $    132
                                                                       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                                          18
   Taxes payable                                                             53
                                                                       --------

TOTAL CURRENT LIABILITIES                                                    71
                                                                       --------

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY
   Common stock, $.001 par value; 100,000,000
     shares authorized and 11,558,605 shares
     issued and outstanding                                                  12
   Additional paid-in capital                                            10,989
   Accumulated deficit                                                  (10,940)
                                                                       --------
TOTAL STOCKHOLDERS' EQUITY                                                   61
                                                                       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $    132
                                                                       ========




               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CELLCOM CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1995
--------------------------------------------------------------------------------

           (Dollar amounts in thousands except for per share amounts)

                                                    1996                1995
                                                ------------        ------------
OPERATING EXPENSES:
  General and administrative expenses           $        102        $        115
  Reorganization item - professional fees                  4                  11
  Interest income                                         (6)                (39)
  Miscellaneous income                                    (4)                (18)

                                                ------------        ------------

NET (LOSS)                                      $        (96)       $        (69)
                                                ============        ============


NET (LOSS) PER SHARE                            $       (.01)       $       (.01)
                                                ============        ============


WEIGHTED AVERAGE NUMBER OF SHARES                 11,558,605          11,558,605
                                                ------------        ------------




               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CELLCOM CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1995
--------------------------------------------------------------------------------

               (Dollar amounts and number of shares in thousands)

                                                        ADDI-
                                                        TIONAL
                                     COMMON STOCK       PAID-IN    ACCUMULATED
                                  SHARES    PAR VALUE   CAPITAL      DEFICIT         TOTAL
                                  ------    ---------   -------      -------         -----
BALANCE, SEPTEMBER 30, 1994       11,559       12       10,989       (10,775)        226

Net (Loss)                            --       --           --           (69)        (69)

                                  ------       --       ------       -------          --

BALANCE, SEPTEMBER 30, 1995       11,559       12       10,989       (10,844)        157

Net (Loss)                            --       --           --           (96)        (96)

                                  ------       --       ------       -------          --

BALANCE, SEPTEMBER 30, 1996       11,559       12       10,989       (10,940)         61

                                  ======       ==       ======       =======          ==




               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CELLCOM CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1995
--------------------------------------------------------------------------------

                          (Dollar amounts in thousands)

                                                              1996         1995
                                                             -----        -----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                                 $ (96)       $ (69)
  Adjustments to reconcile net (loss) to net cash
   provided by operating activities:
    Changes in operating assets and liabilities:
    Decrease in accounts receivable                             --          356
    Decrease in accounts payable                                (1)        (191)
                                                             -----        -----

NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                                          (97)          96
                                                             -----        -----

NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS                                     (97)          96

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                                         225          129
                                                             -----        -----

CASH AND CASH EQUIVALENTS
  AT END OF YEAR                                             $ 128        $ 225
                                                             -----        -----


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:

   INTEREST RECEIVED                                         $   6        $  39
                                                             =====        =====

   REORGANIZATION EXPENSES PAID                              $   5        $  11
                                                             =====        =====




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

       (LOSS) PER SHARE CALCULATIONS - Per share amounts have been calculated based on 11.6 million weighted average number of common shares outstanding for the years ended September 30, 1996 and 1995. The effects of common stock equivalents are not considered because they are anti-dilutive.

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

       On August 20, 1993, the Company filed a Modified Consolidated Plan of Reorganization (the "Plan") with the Bankruptcy Court. The "Post Confirmation Order" was dated and notice was given on October 7, 1993. The Plan called for a consolidation of the Company and its subsidiaries for tax and accounting purposes and the Company will continued to pursue collection of contingent assets. Pursuant to the terms of the Plan, the Company has settled all administrative, secured and priority claims. All funds remaining after these distributions have been distributed among the unsecured creditors and the Company. The Company has no operations. It is principally engaged in controlling its assets (principally cash) and administering its liabilities and bankruptcy claims. The Company is in the process of evaluating potential business opportunities which could be attained by merger or acquisition. In Management's opinion, if the Company embarks on a new business venture, no assurance can be given regarding the future success of such a business due to all the attendant costs and risks associated with starting or acquiring a new business.

3.     INCOME TAXES

       The Company follows the provisions of SFAS No. 109 "Accounting for Income Taxes." SFAS No. 109 requires the recognition of deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. The standard requires recognition of a deferred tax asset to the extent that realization of such asset is more likely than not; otherwise, a valuation allowance is applied. As of September 30, 1996, the Company determined that its deferred tax asset, primarily its net operating loss carryforward of $9.3 million, did not satisfy the recognition criteria set forth in the standard and accordingly, a valuation allowance was recorded to fully reserve the deferred tax asset.

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

5.     COMMITMENTS AND CONTINGENCIES

       The Company entered into a month to month lease on December 1, 1996 for the office located at 6273 South Industrial Road, Las Vegas, Nevada. The monthly rental is $1,028. Rent expense for each of the fiscal years ended September 30, 1996 and 1995 was $12,000.

       As of September 30, 1996, the Company had accrued reserves and interest for certain unpaid, disputed and other tax matters related to various taxing authorities. These amounts are included in current liabilities in the financial statements.

6.     STOCKHOLDERS' EQUITY

       The Company had an incentive stock option plan, which expired in 1995. The plan called for up to 1,217,186 shares of its common stock to be issued at an exercise price equal to or greater than fair market value at the date of grant to key employees of the Company.

       A summary of stock option transactions is as follows:

                                                           1996           1995
                                                          -------        -------
       Options outstanding-beginning of year              100,000        100,000

       Granted                                                 --             --

       Exercised                                               --             --

       Canceled or Lapsed                                      --             --

                                                          -------        -------
       Options outstanding-end of year                    100,000        100,000
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

Dated:  December 27, 1996                CELLCOM CORP.

                                         By: /s/ Jay H. Brown
                                             ---------------------------
                                                 Jay H. Brown, President

       In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and the date indicated:

Signature                  Title                               Date
---------                  -----                               ----
/s/ Jay H. Brown
---------------------
    Jay H. Brown           President, Chief                    December 27, 1996
                            Executive Officer
                            and Director



/s/ William S. Taylor
---------------------
    William S. Taylor      Executive Vice                      December 27, 1996
                            President, Secretary
                            and Director


/s/ David A. Obal
---------------------
    David A. Obal          Chief Financial and                 December 27, 1996
                            Accounting Officer
                            and Director