Form 10KSB40/A
period 1996-09-30
CELLCOM CORP
filed 1997-02-26
CIK 737275

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                FORM 10-KSB/A

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

Dated:  February 26, 1997                CELLCOM CORP.

                                         By: /s/ Jay H. Brown
                                             ---------------------------
                                                 Jay H. Brown, President