Form 10QSB
period 1996-12-31
CELLCOM CORP
filed 1997-02-26
CIK 737275

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

/X/ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 31, 1996
/ /      Transition Report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

Commission File Number     0-13615


                                  CELLCOM CORP.
        (Exact name of Small Business Issuer as specified in its Charter)


           Delaware                                     06-1106964
   (State of Incorporation)                      (IRS Employer ID Number)


                520 South Fourth Street, Las Vegas, Nevada 89101
                    (Address of principal executive offices)

                                 (702) 896-8898
                (Issuer's telephone number, Including Area Code)

Check whether the Issuer: (1) has filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to the filing requirements for at least the past 90 days.

                               X   Yes          No
                             -----        -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether issuer has filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                               X   Yes          No
                             -----        -----

The Issuer had 11,558,605 shares of Common Stock outstanding as of January 31, 1997.

Transitional Small Business Disclosure Format:

                               X   Yes          No
                             -----        -----

CELLCOM CORP. AND SUBSIDIARIES
FORM 10-QSB INDEX
--------------------------------------------------------------------------------

                                                                         PAGE #
                                                                         ------

PART I- FINANCIAL INFORMATION

Condensed Consolidated Balance Sheets as of
December 31, 1996 (Unaudited) and September 30, 1996.................       3

Condensed Consolidated Statements of Operations for
the Three Months Ended December 31, 1996 and 1995
(Unaudited)..........................................................       4

Condensed Consolidated Statements of Cash Flows for the
Three Months Ended December 31, 1996 and 1995 (Unaudited)............       5

Notes to the Condensed Consolidated Financial
Statements (Unaudited)...............................................       6

Management's Discussion and Analysis ................................       8


PART II- OTHER INFORMATION


Exhibits and Reports on Form 8-K.....................................       9

Signatures...........................................................      10

CELLCOM CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 (UNAUDITED) AND SEPTEMBER 30, 1996
--------------------------------------------------------------------------------

                          (Dollar amounts in thousands)

                                                      12/31/96         09/30/96
                                                      --------         --------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                             $     95         $    128
Accounts receivable                                          1                1
Prepaid expenses                                             3                3
                                                      --------         --------

TOTAL CURRENT ASSETS                                  $    198         $    132
                                                      ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                             7               18
Taxes payable                                               53               53
                                                      --------         --------

TOTAL CURRENT LIABILITIES                                   60               71
                                                      --------         --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value;
  100,000,000 shares authorized
  and 11,558,605 shares issued
  and outstanding                                           12               12
Additional paid-in capital                              10,989           10,989
Accumulated deficit                                    (10,962)         (10,940)
                                                      --------         --------

TOTAL STOCKHOLDERS' EQUITY                                  39               61
                                                      --------         --------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                                $     99         $    132
                                                      ========         ========


          SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CELLCOM CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995 (UNAUDITED)
--------------------------------------------------------------------------------


             (Dollar amounts in thousands except per share amounts)

                                                  Three Months Ended,
                                                     December 31,
                                           ----------------------------------
                                               1996                  1995
                                           ------------          ------------
CONTINUING OPERATIONS
  General and administrative               $         23          $         27
  Interest income                                    (1)                   (2)
                                           ------------          ------------

NET LOSS                                   $        (22)         $        (25)
                                           ============          ============


INCOME (LOSS) PER SHARE:

NET LOSS PER SHARE                         $        .00 (1)      $         00 (1)
                                           ============          ============

WEIGHTED AVERAGE NUMBER
 OF SHARES:                                  11,558,605            11,558,605
                                           ============          ============


(1) - Less than $.01 per share.


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CELLCOM CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995 (UNAUDITED)
--------------------------------------------------------------------------------

                          (Dollar amounts in thousands)

                                                             Three Months Ended,
                                                                December 31,
                                                             -------------------
                                                              1996         1995
                                                             -----        -----
CASH FLOWS USED FOR OPERATING ACTIVITIES:

  Net income (loss)                                          $ (22)       $ (25)
  Adjustments to reconcile net income
    (loss) to net cash used for operating
    activities:
  Change in operating assets and liabilities:
    Decrease in accounts receivable                              0            1
    Decrease in prepaid assets                                   0            1
    Decrease in accounts payable                               (11)          (6)
                                                             -----        -----

NET CASH PROVIDED BY (USED FOR)
 OPERATING ACTIVITIES                                          (33)         (29)
                                                             -----        -----

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                                        128          225
                                                             -----        -----

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                                            $  95        $ 196
                                                             =====        =====

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:

  INTEREST INCOME                                            $   1        $   2
                                                             =====        =====

  INCOME TAXES PAID                                          $   0        $   0
                                                             =====        =====


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CELLCOM CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------



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

          The financial information at December 31, 1996 and for the three months ended December 31, 1996 are unaudited and reflect all adjustments (that include only normal recurring adjustments) which are, in the opinion of Management, necessary for a fair presentation of the financial position, results of operations and cash flows for interim periods.

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

          On August 20, 1993, the Company filed a Modified Consolidated Plan of Reorganization (the "Plan") with the Court. The "Post Confirmation Order" was dated and notice was given on October 7, 1993. The Plan called for a consolidation of the Company and its subsidiaries for tax and accounting purposes and the Company will continue to pursue collection of contingent assets. Pursuant to the terms of the Plan, the Company has settled all administrative, secured and priority claims. All funds remaining after these distributions have been distributed among the unsecured creditors and the Company.

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

CELLCOM CORP. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------


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

          RESULTS OF OPERATIONS

                  THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995

          The Company had no operating revenues for the three month period ended December 31, 1996 or 1995. The Company incurred general and administrative expenses of $23,000 and $27,000 during the three month period ended December 31, 1996 and 1995, respectively. The Company continues to incur administrative expenses even though it has no operations.

PART II. - OTHER INFORMATION


Item 6. - Exhibits and reports on Form 8-K.

            None.

CELLCOM CORP. AND SUBSIDIARIES
SIGNATURES
--------------------------------------------------------------------------------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:     February 14, 1997
           Las Vegas, Nevada                CELLCOM CORP.


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