Form 10QSB
period 1997-03-31
CELLCOM CORP
filed 1997-05-15
CIK 737275

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

{X} Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1997
{ }      Transition Report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

Commission File Number                        03-13615


                                  CELLCOM CORP.
        (Exact name of Small Business Issuer as specified in its charter)


          Delaware                                        06-1106964
   (State of Incorporation)                        (IRS Employer ID Number)

                520 South Fourth Street, Las Vegas, Nevada 89101
                    (Address of principal executive offices)

                                 (702) 474-9920
                (Issuer's telephone number, Including area code)

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

The issuer had 11,558,605 shares of Common Stock outstanding as of May 8, 1997.

Transitional Small Business Disclosure Format:

                    X     Yes                 No
                  -----                 -----

CELLCOM CORP. AND SUBSIDIARIES
FORM 10-QSB INDEX
-------------------------------------------------------------------------------


                                                                                PAGE #
                                                                                ------
PART I- FINANCIAL INFORMATION

Condensed Consolidated Balance Sheets as of
March 31, 1997 (Unaudited) and September 30, 1996........                          3

Condensed Consolidated Statements of Operations for
the Three Months Ended March 31, 1997 and 1996
(Unaudited)..............................................                          4

Condensed Consolidated Statements of Operations for
the Six Months Ended March 31, 1997 and 1996
(Unaudited)..............................................                          5

Condensed Consolidated Statements of Cash Flows for the
Six Months Ended March 31, 1997 and 1996 (Unaudited).....                          6

Notes to the Condensed Consolidated Financial
Statements (Unaudited)...................................                          7

Management's Discussion and Analysis ....................                          9


PART II- OTHER INFORMATION


Exhibits and Reports on Form 8-K.........................                         10

Signatures...............................................                         11

                         PART 1 - FINANCIAL INFORMATION

Item 1.           Financial Statements



CELLCOM CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 1997 (UNAUDITED) AND SEPTEMBER 30, 1996
--------------------------------------------------------------------------------

                          (Dollar amounts in thousands)

                                         03/31/97          09/30/96
                                         --------          --------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                $     69          $    128
Accounts receivable                             1                 1
Prepaid expenses                                4                 3
                                         --------          --------

TOTAL CURRENT ASSETS                     $     74          $    132
                                         ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                3                18
Taxes payable                                  53                53
                                         --------          --------

TOTAL CURRENT LIABILITIES                      56                71
                                         --------          --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value;
  100,000,000 shares authorized
  and 11,558,605 shares issued
  and outstanding                              12                12
Additional paid-in capital                 10,989            10,989
Accumulated deficit                       (10,983)          (10,940)
                                         --------          --------

TOTAL STOCKHOLDERS' EQUITY                     18                61
                                         --------          --------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                   $     74          $    132
                                         ========          ========



          SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CELLCOM CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996 (UNAUDITED)
--------------------------------------------------------------------------------

             (Dollar amounts in thousands except per share amounts)

                                      Three Months Ended,
                                           March 31,
                                 --------------------------------
                                     1997              1996
                                 -----------         --------
CONTINUING OPERATIONS
  General and administrative     $         22      $         21
  Interest income                          (1)               (1)

                                 ------------      ------------
NET LOSS                         $        (21)     $        (21)
                                 ============      ============

INCOME (LOSS) PER SHARE:

  NET LOSS PER SHARE (1)         $        .00      $        .00


WEIGHTED AVERAGE NUMBER          ============      ============
 OF SHARES:                        11,558,605        11,558,605
                                 ============      ============


(1) - Less than $.01 per share.


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CELLCOM CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996 (UNAUDITED)
--------------------------------------------------------------------------------

             (Dollar amounts in thousands except per share amounts)

                                                Six Months Ended,
                                                    March 31,
                                         ----------------------------------
                                             1997                  1996
                                         -----------           ------------
CONTINUING OPERATIONS
  General and administrative              $      45             $      48
  Interest income                                (2)                   (3)

                                          ---------             ---------
NET LOSS                                  $     (43)            $     (45)


INCOME (LOSS) PER SHARE:
                                          =========             =========
  NET LOSS PER SHARE (1)                  $     .00             $     .00


WEIGHTED AVERAGE NUMBER                  ==========            ==========
 OF SHARES:                              11,558,605            11,558,605
                                         ===========           ==========


(1) - Less than $.01 per share.

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CELLCOM CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996 (UNAUDITED)
--------------------------------------------------------------------------------


                          (Dollar amounts in thousands)

                                                    Six Months Ended,
                                                        March 31,
                                                ---------------------------
                                                    1997            1996
                                                -----------      ----------
CASH FLOWS USED FOR OPERATING ACTIVITIES:

  Net income (loss)                               $ (43)          $ (45)
  Adjustments to reconcile net income
    (loss) to net cash used for operating
    activities:
  Change in operating assets and liabilities:
    Decrease in accounts receivable                   0               1
    Increase in prepaid assets                       (1)             (1)
    Decrease in accounts payable                    (15)            (17)

NET CASH PROVIDED BY (USED FOR)                   -----           -----
 OPERATING ACTIVITIES                               (59)            (62)
                                                  -----           -----

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                             128             225
                                                  -----           -----

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                                 $  69           $ 163
                                                  =====           =====

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:

  INTEREST INCOME                                 $   1           $   3
                                                  =====           =====

  INCOME TAXES PAID                               $   0           $   0
                                                  =====           =====



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CELLCOM CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------


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

          The financial information at March 31, 1997 and for the three months and six months ended March 31, 1997 are unaudited and reflect all adjustments (that include only normal recurring adjustments) which are, in the opinion of Management, necessary for a fair presentation of the financial position, results of operations and cash flows for interim periods.

          The condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto as of September 30, 1996 included in the Company's Form 10-KSB filed with the Securities and Exchange Commission

2.        PETITION FOR RELIEF UNDER CHAPTER 11

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
--------------------------------------------------------------------------------


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

          LIQUIDITY AND CAPITAL RESOURCES

          The Company has sufficient cash to pay its current and anticipated operating expenses. The Company has a net operating loss carryforward ("NOL") of approximately $9.3 million for both financial reporting and income tax purposes which will begin to expire in 1999 through 2007. The Company expects to use this NOL to offset earnings in potential business opportunities. If the Company embarks on a new business venture, no assurance can be given regarding the future success of such a business due to all the attendant costs and risks associated with starting or acquiring a new business.

          RESULTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996

          The Company had no operating revenues for the three month period ended March 31, 1997 or 1996.

          The Company incurred general and administrative expenses of $21,000 and $21,000 during the three month period ended March 31, 1997 and 1996, respectively. The Company continues to incur administrative expenses even though it has no operations.

                    SIX MONTHS ENDED MARCH 31, 1997 AND 1996

          The Company had no operating revenues for the six month periods ended March 31, 1997 or 1996.

          The Company incurred general and administrative expenses of $45,000 and $48,000 during the six month period ended March 31, 1997 and 1996, respectively. The Company continues to incur administrative expenses even though it has no operations.

PART II. - OTHER INFORMATION

Item 6. - Exhibits and reports on Form 8-K.

          A.    Exhibits

                27.1 - Financial Data Schedule

          B.    Reports on Form 8-k.

                None.

CELLCOM CORP. AND SUBSIDIARIES
SIGNATURES
--------------------------------------------------------------------------------



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:            May 14, 1997
                  Las Vegas, Nevada        CELLCOM CORP.


                                           By:/s/ Jay H. Brown
                                              ---------------------------------
                                               Jay H. Brown
                                               President and
                                               Chief Executive Officer
                                               (Principal Executive Officer)


                                           By:/s/ David A. Obal
                                              ---------------------------------
                                               David A. Obal
                                               Chief Financial Officer
                                               (Principal Financial and
                                                Accounting Officer)




                                  Exhibit Index

Exhibit           Description
-------           -----------

27.1              Financial Data Schedule