Form 10-Q
period 1997-06-30
CELLCOM CORP
filed 1997-08-14
CIK 737275

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

{X} Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1997

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

The issuer had 11,558,605 shares of Common Stock outstanding as of August 11, 1997.

Transitional Small Business Disclosure Format:

                           X     Yes               No
                         -----             -----

CELLCOM CORP. AND SUBSIDIARIES
FORM 10-QSB INDEX



                                                                         PAGE  #
                                                                         -------
PART I- FINANCIAL INFORMATION

Condensed Consolidated Balance Sheets as of
June 30, 1997 (Unaudited) and September 30, 1996 .....................      3

Condensed Consolidated Statements of Operations for
the Three Months Ended June 30, 1997 and 1996
(Unaudited) ..........................................................      4

Condensed Consolidated Statements of Operations for
the Nine Months Ended June 30, 1997 and 1996
(Unaudited) ..........................................................      5

Condensed Consolidated Statements of Cash Flows for the
Nine Months Ended June 30, 1997 and 1996 (Unaudited) .................      6

Notes to the Condensed Consolidated Financial
Statements (Unaudited) ...............................................      7

Management's Discussion and Analysis .................................      9


PART II- OTHER INFORMATION


Exhibits and Reports on Form 8-K .....................................     10

Signatures ...........................................................     11

                         PART 1 - FINANCIAL INFORMATION

Item 1.           Financial Statements



CELLCOM CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 1997 (UNAUDITED) AND SEPTEMBER 30, 1996



                          (Dollar amounts in thousands)

                                                    06/30/97           09/30/96
                                                    --------           --------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                           $     31           $    128
Accounts receivable                                       27                  1
Prepaid expenses                                           1                  3
                                                    --------           --------

TOTAL CURRENT ASSETS                                $     59           $    132
                                                    ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                           1                 18
Taxes payable                                             53                 53
                                                    --------           --------

TOTAL CURRENT LIABILITIES                                 54                 71
                                                    --------           --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value;
  100,000,000 shares authorized
  and 11,558,605 shares issued
  and outstanding                                         12                 12
Additional paid-in capital                            10,989             10,989
Accumulated deficit                                  (10,996)           (10,940)
                                                    --------           --------

TOTAL STOCKHOLDERS' EQUITY                                 5                 61
                                                    --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                              $     59           $    132
                                                    ========           ========



          SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CELLCOM CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996 (UNAUDITED)


             (Dollar amounts in thousands except per share amounts)


                                                    Three Months Ended,
                                                         June 30,
                                            -----------------------------------

                                                1997                   1996
                                            ------------           ------------
CONTINUING OPERATIONS
  General and administrative                $         13           $         21
  Interest income                                     (0)                    (1)
                                            ------------           ------------

NET LOSS                                    $        (13)          $        (21)
                                            ============           ============

INCOME (LOSS) PER SHARE:

  NET LOSS PER SHARE (1)                    $        .00           $        .00
                                            ============           ============

WEIGHTED AVERAGE NUMBER
 OF SHARES:                                   11,558,605             11,558,605
                                            ============           ============


(1) - Less than $.01 per share.




            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CELLCOM CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996 (UNAUDITED)


             (Dollar amounts in thousands except per share amounts)


                                                     Six Months Ended,
                                                         June 30,
                                            -----------------------------------

                                                1997                   1996
                                            ------------           ------------
CONTINUING OPERATIONS
  General and administrative                $         58           $         48
  Interest income                                     (2)                    (3)
                                            ------------           ------------

NET LOSS                                    $        (56)          $        (45)
                                            ============           ============

INCOME (LOSS) PER SHARE:

  NET LOSS PER SHARE (1)                    $        .00           $        .00
                                            ============           ============

WEIGHTED AVERAGE NUMBER
 OF SHARES:                                   11,558,605             11,558,605
                                            ============           ============


(1) - Less than $.01 per share.




            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CELLCOM CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996 (UNAUDITED)


                          (Dollar amounts in thousands)


                                                             Six Months Ended,
                                                                 June 30,
                                                           --------------------

                                                            1997           1996
                                                           -----          -----
CASH FLOWS USED FOR OPERATING ACTIVITIES:

  Net income (loss)                                        $ (56)         $ (65)
  Adjustments to reconcile net income
    (loss) to net cash used for operating
    activities:
  Change in operating assets and liabilities:
    Decrease in accounts receivable                          (26)             1
    Decrease (Increase) in prepaid assets                      2             (1)
    Decrease (Increase) in accounts payable                  (17)           (16)
                                                           -----          -----

NET CASH PROVIDED BY (USED FOR)
 OPERATING ACTIVITIES                                        (97)           (81)
                                                           -----          -----

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                                      128            225
                                                           -----          -----

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                                          $  31          $ 145
                                                           =====          =====

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:

  INTEREST INCOME                                          $   0          $   2
                                                           =====          =====

  INCOME TAXES PAID                                        $   0          $   0
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

          The financial information at June 30, 1997 and for the three months and nine months ended June 30, 1997 are unaudited and reflect all adjustments (that include only normal recurring adjustments) which are, in the opinion of Management, necessary for a fair presentation of the financial position, results of operations and cash flows for interim periods.

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

          RESULTS OF OPERATIONS

                    THREE MONTHS ENDED JUNE 30, 1997 AND 1996

          The Company had no operating revenues for the three month period ended June 30, 1997 or 1996.

          The Company incurred general and administrative expenses of $13,000 and $21,000 during the three month period ended June 30, 1997 and 1996, respectively. The Company continues to incur administrative expenses even though it has no operations.

                    NINE MONTHS ENDED JUNE 30, 1997 AND 1996

          The Company had no operating revenues for the nine month periods ended June 30, 1997 or 1996.

          The Company incurred general and administrative expenses of $58,000 and $48,000 during the nine month period ended June 30, 1997 and 1996, respectively. The Company continues to incur administrative expenses even though it has no operations.

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

Dated:   August 14, 1997
         Las Vegas, Nevada                 CELLCOM CORP.


                                           By: /s/ Jay H. Brown
                                               ---------------------------------
                                                   Jay H. Brown
                                                   President and
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)


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