Form 10KSB40
period 1997-09-30
CELLCOM CORP
filed 1998-01-14
CIK 737275

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended:                            Commission File Number:
    September 30, 1997                                        0-13615

                                  CELLCOM CORP.

           (Name of Small Business Issuer as specified in Its charter)

           Delaware                                     06-1106964
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

                520 South Fourth Street, Las Vegas, Nevada 89101
          (Address of principal executive offices, including zip code)

                                 (702) 896-8898
                (Issuer's telephone number, including area code)

             Securities registered pursuant to Section 12(b) of the
     Act: None Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 par value
                                (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by the
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and
(2) has been subject to the filing requirements for the past 90 days.

                                                 X      Yes            No
                                              -------          --------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                                        X
                                                     -------

Issuer's revenues for the most recent fiscal year are $0.

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of November 14, 1997 was $231,172. On such date, the closing price of the Company's Common Stock was $.02.

                                                        Yes      X     No
                                              -------          --------

       ISSUER'S INVOLVED IN BANKRUPTCY PROCEEDINGS FOR THE LAST FIVE YEARS

Check whether the Issuer has filed all documentation and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.

                                                 X      Yes            No
                                              -------          --------

Transitional small business disclosure format.          Yes        X   No
                                              -------          --------

The registrant had 11,558,605 shares of Common Stock outstanding as of November, 14, 1997.

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

         None.

ITEM 3. LEGAL PROCEEDINGS

         Other than the aforementioned bankruptcy proceedings, the Company is not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1997.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         (a) The Company's common stock is traded in the over-the-counter market. The following table sets forth the high and low closing prices for the Company's common stock for the periods indicated, as reported by brokers and dealers making a market in the common stock:

                                  Fiscal 1997                  Fiscal 1996
                           ------------------------      -----------------------
         Quarter             High            Low           High            Low
         -------           --------        --------      --------        -------
         First              $.06            $.025         $0.072          $0.01
         Second             $.045           $.025         $0.07           $0.015
         Third              $.045           $.02          $0.07           $0.045
         Fourth             $.0325          $.02          $0.045          $0.04

         The aforesaid quotations do not represent actual transactions and do not include retail mark-ups, mark-downs or commissions.

         (b) As of November 14, 1997, there were 754 holders of record of the Company's common stock.

         (c) The Company has not paid any dividends on its common stock since its inception.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF CONTINUING OPERATIONS

LIQUIDITY , CAPITAL RESOURCES AND RESULTS FROM CONTINUING OPERATIONS

         The Company does not have sufficient cash to pay its current and anticipated operating expenses for the following fiscal year. During the fiscal year ended September 30, 1997, the company incurred administrative expenses of $122,000. On January 12, 1998, a limited group of investors, including Jay Brown, Chairman and Chief Executive Officer of the Registrant, orally committed to purchase 3,333,333 shares of Common Stock of the Registrant for $50,000 ($.015 per share). It is anticipated that these funds will be received by January 31, 1998. Registrant believes that these funds will be sufficient to provide working capital for the fiscal year ending September 30, 1998. In the event such funds are not adequate, the Company will seek to obtain financing from outside sources or from its present Officers and Directors.

         The Company has a net operating loss carryforward ("NOL") of approximately $9.6 million for both financial reporting and income tax purposes. The Company expects to use this NOL to offset earnings in potential business opportunities subject to limitations on use as described below. If the Company embarks on a new business venture no assurance can be given regarding the future success of such a business due to all the attendant costs and risks associated with starting or acquiring a new business.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial information required by Item 8 is included elsewhere in this report (see Part IV, Item 13).

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

         Name                       Age               Position With Company
         ----                       ---               ---------------------
         Jay H. Brown               56                Chairman, Chief Executive Officer
                                                       and President

         William S. Taylor          36                Executive Vice President,
                                                       Secretary and Director

         David A. Obal              33                Chief Financial Officer
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

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table summarizes the aggregate compensation paid by the Company to the Chief Executive Officer. No executive officer of the Company received total compensation in excess of $100,000 during the last three years:

                                        Annual Compensation                    Long-Term Compensation
                                        -------------------                    ----------------------
                                                                           Awards               Payouts
                                                                           ------               -------
                                                       Other             Restricted            Long-Term
Name and                                              Annual            Stock Option    Incentive    All Other
Principal Position      Year   Salary$     Bonus$  Compensation        Awards     SARs   Payouts    Compensation
------------------      ----   -------     ------  ------------        ------     ----   -------    ------------
Jay H. Brown            1997      0          0           0               0         0        0            0
 Chairman, Chief        1996      0          0           0               0         0        0            0
 Executive Officer      1995      0          0           0               0         0        0            0
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

Title of           Name and Address                    Nature of                                    % of
Class              of Beneficial Owner                 Ownership           # of Shares              Class(1)
-----              -------------------                 ---------           -----------              --------
Common             Jay H. Brown                        Record and          3,198,441                27.6%
Stock              520 South Fourth St.                Beneficial
                   Las Vegas, NV 89101

Common             William S. Taylor                   Record and             99,999                 ..  (2)
Stock              50 Springbrook Rd.                  Beneficial
                   Livingston, NJ  07039

Common             David Obal                          Record and             75,000 (3)             ..  (2)
Stock              405 Groft Way                       Beneficial
                   Henderson, NV  89015

Common             Joseph W. Namath                    Record and          1,333,332 (4)            11.5%
Stock              and James Walsh                     Beneficial
                   300 East 51st Street
                   New York, NY 10022

Common             All Officers and                    Record and          3,373,440                28.9%
Stock              Directors as a                      Beneficial
                   Group (consisting
                   of 3 persons)


(1) All percentages are based on a total of 11,558,605 shares outstanding as of November 14, 1997.

(2)      Represents less than 1%.

(3) Represents 75,000 shares issuable upon exercise of incentive stock options. Excludes 25,000 shares subject to incentive stock options which are not currently exercisable.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the fiscal year ended September 30, 1994, the Company granted 100,000 incentive stock options to David Obal, a Director and officer of the Company. These options expire in January 1999. During the fiscal year ended September 30, 1997, the Company paid $65,000 in salary to David Obal, the Chief Financial Officer and a Director.

         David Obal, Cellcom Corp.'s Chief Financial Officer, furnished the Company with rent free facilities for the corporate office for a portion of fiscal 1997. Cellcom Corp., having no operations in 1997, paid David Obal for the preparation and filing of the required SEC documents and bookkeeping services, which Mr. Obal conducted out of his personal offices. The amount of overhead which David Obal absorbed in respect to Cellcom Corp., in unreimbursed direct expenses, equates to approximately $2,000 for fiscal 1997. Rent expense for Cellcom Corp. for 1996 was $12,282. The total rent expense for David Obal for fiscal 1997 was $19,800, of which approximately $2,000 was related to Cellcom Corp.

         On January 12, 1998, a limited group of investors, including Jay Brown, Chairman and Chief Executive Officer of the Registrant, orally committed to purchase 3,333,333 shares of Common Stock of the Registrant for $50,000 ($.015 per share). It is anticipated that these funds will be received by January 31, 1998. Registrant believes that these funds will be sufficient to provide working capital for the fiscal year ending September 30, 1998. In the event such funds are not adequate, the Company will seek to obtain financing from outside sources or from its present Officers and Directors.

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

                21 Subsidiaries of the Registrant.

                23.1 Consent of Independent Public Accountants.

                27 Financial Data Schedule.

         (b)    Reports on Form 8-K

                None

                         CELLCOM CORP. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                  Page
                                                                                  ----
Report of Independent Public Accountants..........................................  11



Consolidated Financial Statements:


     Consolidated Balance Sheet as of September 30, 1997 .........................  12


     Consolidated Statements of Operations for the Years Ended September
    30, 1997 and September 30, 1996 ..............................................  13


     Consolidated Statements of Changes in Stockholders' Deficit for the
    Years Ended September 30, 1997 and September 30, 1996 ........................  14


     Consolidated Statements of Cash Flows for the Years Ended September
    30, 1997 and September 30, 1996 ..............................................  15


     Notes to the Consolidated Financial Statements...............................  16

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Cellcom Corp.

We have audited the accompanying consolidated balance sheet of Cellcom Corp. (a Delaware corporation) and subsidiaries as of September 30, 1997 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cellcom Corp. and subsidiaries as of September 30, 1997 and the results of their operations and their cash flows for each of the two years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                          ARTHUR ANDERSEN LLP



Las Vegas, Nevada
January 12, 1998

CELLCOM CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 1997
--------------------------------------------------------------------------------

           (Dollar amounts in thousands except for per share amounts)

ASSETS                                                                1997
------                                                                ----
CURRENT ASSETS:
   Cash and cash equivalents                                       $       11
   Accounts receivable                                                      3
                                                                   ----------

TOTAL CURRENT ASSETS                                                       14
                                                                   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                        23
   Taxes payable                                                           53
                                                                   ----------
TOTAL CURRENT LIABILITIES                                                  76
                                                                   ----------
COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' DEFICIT
   Common stock, $.001 par value; 100,000,000
     shares authorized and 11,558,605 shares
     issued and outstanding.                                               12
   Additional paid-in capital                                          10,989
   Accumulated deficit                                                (11,063)
                                                                  -----------
TOTAL STOCKHOLDERS' DEFICIT                                               (62)
                                                                  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                       $        14
                                                                  ===========


               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CELLCOM CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND 1996
--------------------------------------------------------------------------------

           (Dollar amounts in thousands except for per share amounts)

                                                       1997                  1996
                                                  -------------         ------------
OPERATING EXPENSES:
  General and administrative expenses             $        125          $        102
  Reorganization item - professional fees                    0                     4
  Interest income                                           (2)                   (6)
  Miscellaneous income                                       0                    (4)
                                                  ------------          ------------

NET (LOSS)                                        $       (123)         $        (96)
                                                  ============          ============


NET (LOSS) PER SHARE                              $       (.01)         $       (.01)
                                                  ============          ============


WEIGHTED AVERAGE NUMBER OF SHARES                   11,558,605            11,558,605
                                                  ------------          ------------

               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CELLCOM CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND 1996
--------------------------------------------------------------------------------


               (Dollar amounts and number of shares in thousands)

                                                                   ADDI-
                                                                   TIONAL
                                           COMMON STOCK            PAID-IN       ACCUMULATED
                                      SHARES        PAR VALUE      CAPITAL          DEFICIT             TOTAL
                                      ------        ---------      -------          -------             -----

BALANCE, SEPTEMBER 30, 1995           11,559           12           10,989           (10,844)            157

Net (Loss)                              --             --             --                 (96)            (96)
                                      ------           --           ------           -------             ---


BALANCE, SEPTEMBER 30, 1996           11,559           12           10,989           (10,940)             61

Net (Loss)                              --             --             --                (123)           (123)
                                      ------           --           ------           -------             ---


BALANCE, SEPTEMBER 30, 1997           11,559           12           10,989           (11,063)            (62)
                                      ======           ==           ======           =======             ===



               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CELLCOM CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND 1996
--------------------------------------------------------------------------------


                          (Dollar amounts in thousands)

                                                             1997             1996
                                                            -----            -----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                                $(123)           $ (96)
  Adjustments to reconcile net (loss) to net cash
   provided by operating activities:
    Changes in operating assets and liabilities
    Increase in accounts receivable                            (1)            --
    Decrease in Prepaid Expenses                                2
    Increase (decrease) in accounts payable                     5               (1)
                                                            -----            -----

NET CASH USED IN OPERATING ACTIVITIES                        (117)             (97)
                                                            -----            -----

NET DECREASE IN CASH AND CASH EQUIVALENTS                    (117)             (97)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                                        128              225
                                                            -----            -----

CASH AND CASH EQUIVALENTS
  AT END OF YEAR                                            $  11            $ 128
                                                            -----            -----


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:

   INTEREST RECEIVED                                        $   2            $   6
                                                            =====            =====

   REORGANIZATION EXPENSES PAID                             $   0            $   4
                                                            =====            =====



               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CELLCOM CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

       (LOSS) PER SHARE CALCULATIONS - Per share amounts have been calculated based on 11.6 million weighted average number of common shares outstanding for the years ended September 30, 1997 and 1996. The effects of common stock equivalents are not considered because they are anti-dilutive.

       INCOME TAXES - The Company's policy is to provide for deferred income taxes resulting from differences in the timing of amounts reported for financial accounting and income tax purposes. Since the Company has a net operating loss carryforward, no deferred income taxes have been recorded.

2.     PETITION FOR RELIEF UNDER CHAPTER 11

       On April 16, 1992, the Company filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Petitions") in the United States Bankruptcy Court for the Southern District of New York (the "Court"). The Company's existing Directors and officers remained responsible for the Company's business and assets, subject to supervision by the Court. Under Chapter 11, certain claims against the Company in existence prior to the filing of the Petitions under the Federal bankruptcy laws were stayed while the Company continued business operations as a debtor-in-possession. These claims were previously reflected in the accompanying consolidated balance sheets as "liabilities subject to compromise." Additional claims (liabilities subject to compromise) arose subsequent to April 16, 1992 resulting from rejection of executory contracts, including leases, and from the determination by the Court (or as agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Company's assets ("Secured Claims") were also stayed, although the holders of such claims were those secured by substantially all of the Company's assets and by the outstanding capital stock of the subsidiaries of Cellcom Corp.

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

3.     INCOME TAXES

       The Company follows the provisions of SFAS No. 109 "Accounting for Income Taxes." SFAS No. 109 requires the recognition of deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. The standard requires recognition of a deferred tax asset to the extent that realization of such asset is more likely than not; otherwise, a valuation allowance is applied. As of September 30, 1997, the Company determined that its deferred tax asset, primarily its net operating loss carryforward of $9.6 million, did not satisfy the recognition criteria set forth in the standard and accordingly, a valuation allowance was recorded to fully reserve the deferred tax asset.

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

4.     COMMITMENTS AND CONTINGENCIES

         As of September 30, 1997, the Company had accrued reserves and interest for certain unpaid, disputed and other tax matters related to various taxing authorities. These amounts are included in current liabilities in the financial statements.

5.     RELATED PARTY TRANSACTIONS

       David Obal, Cellcom Corp.'s Chief Financial Officer, furnished the Company with rent free facilities for the corporate office for a portion of fiscal 1997. Cellcom Corp., having no operations in 1997, paid David Obal for the preparation and filing of the required SEC documents and bookkeeping services, which Mr. Obal conducted out of his personal offices. The amount of overhead which David Obal absorbed in respect to Cellcom Corp., in unreimbursed direct expenses, equates to approximately $2,000 for fiscal 1997. Rent expense for Cellcom Corp. for 1996 was $12,282. The total rent expense for David Obal for fiscal 1997 was $19,800, of which approximately $2,000 was related to Cellcom Corp.

6.     GOING CONCERN - SUBSEQUENT EVENT

       The Company does not have sufficient cash to pay its current and anticipated operating expenses for the following fiscal year. During the fiscal year ended September 30, 1997, the company incurred administrative expenses of $122,000. On January 12, 1998, a limited group of investors, including Jay Brown, Chairman and Chief Executive Officer of the Registrant, orally committed to purchase 3,333,333 shares of Common
       Stock of the Registrant for $50,000 ($.015 per share). It is anticipated that these funds will be received by January 31, 1998. Registrant believes that these funds will be sufficient to provide working capital for the fiscal year ending September 30, 1998. In the event such funds are not adequate, the Company will seek to obtain financing from outside sources or from its present Officers and Directors.

SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  January 12, 1998                 CELLCOM CORP.

   By: /s/ Jay H. Brown
       ---------------------
                                                Jay H. Brown, President

       In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and the date indicated:

Signature                         Title                               Date
---------                         -----                               ----
/s/ Jay H. Brown
---------------------
Jay H. Brown                      President, Chief                    January 12, 1998
                                   Executive Officer
                                   and Director



/s/ William S. Taylor
---------------------
William S. Taylor                 Executive Vice                      January 12, 1998
                                   President, Secretary
                                   and Director


/s/ David A. Obal
---------------------
David A. Obal                     Chief Financial and                 January 12, 1998
                                   Accounting Officer
                                   and Director

                                EXHIBIT INDEX



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

                27 Financial Data Schedule.