Form 10QSB
period 1997-12-31
CELLCOM CORP
filed 1998-02-17
CIK 737275

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

{X} Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended December 31, 1997
{ }      Transition Report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

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

                             [X]     Yes      [ ]  No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether issuer has filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                             [X]    Yes       [ ]  No

The Issuer had 11,558,605 shares of Common Stock outstanding as of January 26, 1998.

Transitional Small Business Disclosure Format:

                             [X]     Yes      [ ]  No

CELLCOM CORP. AND SUBSIDIARIES
FORM 10-QSB INDEX
-------------------------------------------------------------------------------



                                                                     PAGE  #
                                                                     -------
PART I- FINANCIAL INFORMATION
Condensed Consolidated Balance Sheets as of
December 31, 1997 (Unaudited) and September 30, 1997.......             3

Condensed Consolidated Statements of Operations for
the Three Months Ended December 31, 1997 and 1996
(Unaudited)................................................             4

Condensed Consolidated Statements of Cash Flows for the
Three Months Ended December 31, 1997 and 1996 (Unaudited)..             5

Notes to the Condensed Consolidated Financial
Statements (Unaudited).....................................             6

Management's Discussion and Analysis ......................             8


PART II- OTHER INFORMATION


Exhibits and Reports on Form 8-K...........................             9

Signatures.................................................            10

CELLCOM CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 (UNAUDITED) AND SEPTEMBER 30, 1996
-------------------------------------------------------------------------------


                          (Dollar amounts in thousands)

                                            12/31/97         09/30/97
                                            --------         --------

ASSETS
CURRENT ASSETS:
Cash and cash equivalents                   $      4         $     11
Accounts receivable                                4                3
Prepaid expenses                                   1                0
                                            --------         --------

TOTAL CURRENT ASSETS                        $      9         $     14
                                            ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                  31               23
Taxes payable                                     53               53
                                            --------         --------

TOTAL CURRENT LIABILITIES                         84               76
                                            --------         --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value;
  100,000,000 shares authorized
  and 11,558,605 shares issued
  and outstanding                                 12               12
Additional paid-in capital                    10,989           10,989
Accumulated deficit                          (11,076)         (11,063)
                                            --------         --------

TOTAL STOCKHOLDERS' EQUITY                       (75)             (62)
                                            --------         --------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                      $      9         $     14
                                            ========         ========

          SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CELLCOM CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996 (UNAUDITED)
-------------------------------------------------------------------------------


             (Dollar amounts in thousands except per share amounts)


                                                         Three Months Ended,
                                                            December 31,
                                                     --------------------------
                                                     1997                  1996
                                                     ----                  ----
CONTINUING OPERATIONS
  General and administrative                      $        13           $        23
  Interest income                                           0                    (1)
                                                  ------------          ------------

NET LOSS                                          $       (13)          $       (22)
                                                  ============          ============

INCOME (LOSS) PER SHARE:

NET LOSS PER SHARE                                $       .00 (1)       $        00(1)
                                                  ===========           ===========

WEIGHTED AVERAGE NUMBER
 OF SHARES:                                        11,558,605            11,558,605
                                                   ===========           ==========

(1) - Less than $.01 per share.

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CELLCOM CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996 (UNAUDITED)
-------------------------------------------------------------------------------


                          (Dollar amounts in thousands)


                                                    Three Months Ended,
                                                        December 31,
                                                    -------------------
                                                     1997         1996
                                                     ----         ----
CASH FLOWS USED FOR OPERATING ACTIVITIES:

  Net income (loss)                                  $(13)        $ (22)
  Adjustments to reconcile net income
    (loss) to net cash used for operating
    activities:
  Change in operating assets and liabilities:
    Increase in accounts receivable                    (1)            0
    Increase in prepaid assets                         (1)            0
    Increase (Decrease) in accounts payable             8           (11)
                                                     ----         -----
NET CASH PROVIDED BY (USED FOR)
 OPERATING ACTIVITIES                                  (7)          (33)
                                                     ----         -----

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                                11           128
                                                     ----         -----

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                                    $  4         $  95
                                                     ====         =====

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:

  INTEREST INCOME                                    $  0         $   1
                                                     ====         =====

  INCOME TAXES PAID                                  $  0         $   0
                                                     ====         =====

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

          The financial information at December 31, 1997 and for the three months ended December 31, 1997 are unaudited and reflect all adjustments (that include only normal recurring adjustments) which are, in the opinion of Management, necessary for a fair presentation of the financial position, results of operations and cash flows for interim periods.

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

CELLCOM CORP. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
-------------------------------------------------------------------------------


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

          LIQUIDITY AND CAPITAL RESOURCES

          As of December 31, 1997, the Company did not have sufficient cash to pay its current and anticipated operating expenses for the current fiscal year. In January 1998, a stock sale was transacted which will provide up to $61,000 in cash resources and additional funding will be obtained as needed from the same source. For additional information on this transaction, please see footnote 6 in the September 30, 1997 10-KSB.

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

          RESULTS OF OPERATIONS

                  THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996

          The Company had no operating revenues for the three month period ended December 31, 1997 or 1996. The Company incurred general and administrative expenses of $13,000 and $23,000 during the three month period ended December 31, 1997 and 1996, respectively. The Company continues to incur administrative expenses even though it has no operations.

PART II. - OTHER INFORMATION


Item 6. - Exhibits and reports on Form 8-K.

            None.

CELLCOM CORP. AND SUBSIDIARIES
SIGNATURES
-------------------------------------------------------------------------------



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  February 13, 1997
        Las Vegas, Nevada              CELLCOM CORP.


                                       By:/s/ Jay H. Brown
                                          -------------------------------------
                                           Jay H. Brown
                                           President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)


                                       By:/s/ David A. Obal
                                          -------------------------------------
                                           David A. Obal
                                           Chief Financial Officer
                                           (Principal Financial and
                                            Accounting Officer)