Form 10QSB
period 1998-03-31
CELLCOM CORP
filed 1998-06-10
CIK 737275

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

{X} Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1998
{ }      Transition Report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

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

               X     Yes                             No

The issuer had 15,625,272 shares of Common Stock outstanding as of May 7, 1998.

Transitional Small Business Disclosure Format:

               X     Yes                             No

CELLCOM CORP. AND SUBSIDIARIES
FORM 10-QSB INDEX
--------------------------------------------------------------------------------

                                                                          PAGE #
                                                                          ------

PART I- FINANCIAL INFORMATION

Condensed Consolidated Balance Sheets as of
March 31, 1998 (Unaudited) and September 30, 1997........                     3

Condensed Consolidated Statements of Operations for
the Three Months Ended March 31, 1998 and 1997
(Unaudited)..............................................                     4

Condensed Consolidated Statements of Operations for
the Six Months Ended March 31, 1998 and 1997
(Unaudited)..............................................                     5

Condensed Consolidated Statements of Cash Flows for the
Six Months Ended March 31, 1998 and 1997 (Unaudited).....                     6

Notes to the Condensed Consolidated Financial
Statements (Unaudited)...................................                     7

Management's Discussion and Analysis ....................                     8


PART II- OTHER INFORMATION


Exhibits and Reports on Form 8-K.........................                     9

Signatures...............................................                    10

                         PART 1 - FINANCIAL INFORMATION

Item 1.           Financial Statements

CELLCOM CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 1998 (UNAUDITED) AND SEPTEMBER 30, 1997
-------------------------------------------------------------------------------------------------------------

                          (Dollar amounts in thousands)

                                                                               03/31/98              09/30/97
                                                                               --------              --------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                     $      31             $      11
Accounts receivable                                                                   1                     3
Prepaid expenses                                                                      1                     0
                                                                             -----------           ----------

TOTAL CURRENT ASSETS                                                          $      33             $      14
                                                                             ===========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                                      3                    23
Taxes payable                                                                        53                    53
                                                                             -----------           ----------

TOTAL CURRENT LIABILITIES                                                            56                    76
                                                                             -----------           ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value;
  100,000,000 shares authorized
  and 15,625,272 shares issued
  and outstanding                                                                    16                    12
Additional paid-in capital                                                       11,046                10,989
Accumulated deficit                                                             (11,085)              (11,063)
                                                                             -----------           -----------

TOTAL STOCKHOLDERS' EQUITY                                                          (23)                  (62)
                                                                             -----------           -----------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                                                        $      33             $      14
                                                                             ===========           ==========

          SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CELLCOM CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997 (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------

                              (Dollar amounts in thousands except per share amounts)

                                                                                   Three Months Ended,
                                                                                         March 31,
                                                                             ---------------------------------
                                                                                 1998                 1997
                                                                             -----------           -----------
CONTINUING OPERATIONS
  General and administrative                                                 $        9             $      22
  Interest income                                                                     0                    (1)
                                                                             -----------           ----------

NET LOSS                                                                     $       (9)           $      (21)
                                                                             ===========           ==========


INCOME (LOSS) PER SHARE:

  NET LOSS PER SHARE (1)                                                     $      .00             $     .00
                                                                             ===========           ==========


WEIGHTED AVERAGE NUMBER
 OF SHARES:                                                                  15,625,272            11,558,605
                                                                             ===========           ==========

(1) - Less than $.01 per share.

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CELLCOM CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED MARCH 31, 1998 AND 1997 (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------

                              (Dollar amounts in thousands except per share amounts)


                                                                                     Six Months Ended,
                                                                                          March 31,
                                                                             ---------------------------------
                                                                                 1998                  1997
                                                                             -----------           -----------
CONTINUING OPERATIONS
  General and administrative                                                  $      22             $      45
  Interest income                                                                     0                    (2)
                                                                             -----------           ----------

NET LOSS                                                                      $     (22)            $     (43)
                                                                             ===========           ==========


INCOME (LOSS) PER SHARE:

  NET LOSS PER SHARE (1)                                                      $     .00             $     .00
                                                                             ===========           ==========


WEIGHTED AVERAGE NUMBER
 OF SHARES:                                                                  15,625,272            11,558,605
                                                                             ===========           ==========

(1) - Less than $.01 per share.

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CELLCOM CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 1998 AND 1997 (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------

                          (Dollar amounts in thousands)

                                                                                     Six Months Ended,
                                                                                          March 31,
                                                                             ---------------------------------
                                                                                 1998                  1997
                                                                             -----------           -----------
CASH FLOWS USED FOR OPERATING ACTIVITIES:

  Net income (loss)                                                          $      (22)            $     (43)
  Adjustments to reconcile net income
    (loss) to net cash used for operating
    activities:
  Change in operating assets and liabilities:
    Decrease in accounts receivable                                                   2                     0
    Increase in prepaid assets                                                       (1)                   (1)
    Decrease in accounts payable                                                    (20)                  (15)
                                                                             -----------           -----------

NET CASH PROVIDED BY (USED FOR)
 OPERATING ACTIVITIES                                                               (41)                  (59)
                                                                             -----------           -----------

NET CASH PROVIDED BY (USED FOR)
 FINANCING ACTIVITIES                                                                61                     0
                                                                             -----------           ----------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                                                20                   (59)
                                                                             -----------           -----------

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                                                              11                   128
                                                                             -----------           ----------

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                                                             $      31             $      69
                                                                             ===========           ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:

  INTEREST INCOME                                                             $       0             $       1
                                                                             ===========           ==========

  INCOME TAXES PAID                                                           $       0             $       0
                                                                             ===========           ==========

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

          The financial information at March 31, 1998 and for the three months and six months ended March 31, 1998 are unaudited and reflect all adjustments (that include only normal recurring adjustments) which are, in the opinion of Management, necessary for a fair presentation of the financial position, results of operations and cash flows for interim periods.

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

          LIQUIDITY AND CAPITAL RESOURCES

          The Company has sufficient cash to pay its current and anticipated operating expenses. In January 1998, a stock sale was transacted which provided $61,000 in cash resources and additional funding will be obtained as needed from the same source. For additional information on this transaction, please see footnote 6 in the September 30, 1997 10-KSB.

          The Company has a net operating loss carryforward ("NOL") of approximately $9.6 million for both financial reporting and income tax purposes which will begin to expire in 1999 through 2007. The Company expects to use this NOL to offset earnings in potential business opportunities. If the Company embarks on a new business venture, no assurance can be given regarding the future success of such a business due to all the attendant costs and risks associated with starting or acquiring a new business.

          RESULTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 1996 AND 1997

          The Company had no operating revenues for the three month period ended March 31, 1998 or 1997.

          The Company incurred general and administrative expenses of $9,000 and $21,000 during the three month period ended March 31, 1998 and 1997, respectively. The Company continues to incur administrative expenses even though it has no operations.

                    SIX MONTHS ENDED MARCH 31, 1998 AND 1997

          The Company had no operating revenues for the six month periods ended March 31, 1998 or 1997.

          The Company incurred general and administrative expenses of $22,000 and $45,000 during the six month period ended March 31, 1998 and 1997, respectively. The Company continues to incur administrative expenses even though it has no operations.

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

Dated:            May 14, 1998
                  Las Vegas, Nevada          CELLCOM CORP.


                                             By:/s/ Jay H. Brown
                                                --------------------------------
                                                 Jay H. Brown
                                                 President and
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)


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

27.1              Financial Data Schedule