Form 10QSB
period 1998-06-30
CELLCOM CORP
filed 1998-08-13
CIK 737275

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

{X} Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1998

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

                                 /X/ Yes / / No

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                       PROCEEDINGS FOR THE LAST FIVE YEARS

Check whether issuer has filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                 /X/ Yes / / No

The issuer had 15,625,272 shares of Common Stock outstanding as of August 7, 1998.

Transitional Small Business Disclosure Format:

                                 /X/ Yes / / No

CELLCOM CORP. AND SUBSIDIARIES
FORM 10-QSB INDEX

                                                                          PAGE #

PART I- FINANCIAL INFORMATION

Condensed Consolidated Balance Sheets as of
June 30, 1998 (Unaudited) and September 30, 1997.........                      3

Condensed Consolidated Statements of Operations for
the Three Months Ended June 30, 1998 and 1997
(Unaudited)..............................................                      4

Condensed Consolidated Statements of Operations for
the Nine Months Ended June 30, 1998 and 1997
(Unaudited)..............................................                      5

Condensed Consolidated Statements of Cash Flows for the
Nine Months Ended June 30, 1998 and 1997 (Unaudited).....                      6

Notes to the Condensed Consolidated Financial
Statements (Unaudited)...................................                      7

Management's Discussion and Analysis ....................                      8


PART II- OTHER INFORMATION


Exhibits and Reports on Form 8-K.........................                      9

Signatures...............................................                     10

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

CELLCOM CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 1998 (UNAUDITED) AND SEPTEMBER 30, 1997

                          (Dollar amounts in thousands)

                                                     06/30/98          09/30/97
                                                     --------          --------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                            $     20          $     11
Accounts receivable                                         2                 3
Prepaid expenses                                            1                 0
                                                     --------          --------
TOTAL CURRENT ASSETS                                 $     23          $     14
                                                     ========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                            2                23
Taxes payable                                              53                53
                                                     --------          --------
TOTAL CURRENT LIABILITIES                                  55                76
                                                     --------          --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $.001 par value;
  100,000,000 shares authorized
  and 15,625,272 shares issued
  and outstanding                                          16                12
Additional paid-in capital                             11,046            10,989
Accumulated deficit                                   (11,094)          (11,063)
                                                     --------          --------
TOTAL STOCKHOLDERS' EQUITY                                (32)              (62)
                                                     --------          --------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                               $     23          $     14
                                                     ========          ========

          SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CELLCOM CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997 (UNAUDITED)

             (Dollar amounts in thousands except per share amounts)

                                                    Three Months Ended,
                                                          June 30,
                                             ----------------------------------
                                                 1998                  1997
                                             ------------          ------------
CONTINUING OPERATIONS
  General and administrative                 $          9          $         13
  Interest income                                      (0)                    0
                                             ------------          ------------
NET LOSS                                     $         (9)         $        (13)
                                             ============          ============
INCOME (LOSS) PER SHARE:
  NET LOSS PER SHARE (1)                     $        .00          $        .00
                                             ============          ============
WEIGHTED AVERAGE NUMBER
 OF SHARES:                                    15,625,272            11,558,605
                                             ============          ============

(1) - Less than $.01 per share.

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CELLCOM CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED JUNE 30, 1998 AND 1997 (UNAUDITED)

             (Dollar amounts in thousands except per share amounts)

                                                       Nine Months Ended,
                                                          June 30,
                                             ----------------------------------
                                                 1998                  1997
                                             ------------          ------------
CONTINUING OPERATIONS
  General and administrative                 $         31          $         58
  Interest income                                       0                    (2)
                                             ------------          ------------
NET LOSS                                     $        (31)         $        (56)
                                             ============          ============
INCOME (LOSS) PER SHARE:
  NET LOSS PER SHARE (1)                     $        .00          $        .00
                                             ============          ============
WEIGHTED AVERAGE NUMBER
 OF SHARES:                                    15,625,272            11,558,605
                                             ============          ============

(1) - Less than $.01 per share.

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CELLCOM CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 1998 AND 1997 (UNAUDITED)

                          (Dollar amounts in thousands)

                                                             Nine Months Ended,
                                                                 June 30,
                                                            -------------------
                                                            1998           1997
                                                            ----          -----
CASH FLOWS USED FOR OPERATING ACTIVITIES:
  Net income (loss)                                         $(31)         $ (56)
  Adjustments to reconcile net income
    (loss) to net cash used for operating
    activities:
  Change in operating assets and liabilities:
    Decrease in accounts receivable                            1            (26)
    Decrease (Increase) in prepaid assets                     (1)             2
    Decrease (Increase) in accounts payable                  (21)           (17)
                                                            ----          -----
NET CASH PROVIDED BY (USED FOR)
 OPERATING ACTIVITIES                                        (52)           (97)
                                                            ----          -----
NET CASH PROVIDED BY (USED FOR)
 FINANCING ACTIVITIES                                         61              0
                                                            ----          -----
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                          9            (97)
                                                            ----          -----
CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                                       11            128
                                                            ----          -----
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                                           $ 20          $  31
                                                            ====          =====
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  INTEREST INCOME                                           $  0          $   0
                                                            ====          =====
  INCOME TAXES PAID                                         $  0          $   0
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

         The financial information at June 30, 1998 and for the three months and nine months ended June 30, 1998 are unaudited and reflect all adjustments (that include only normal recurring adjustments) which are, in the opinion of Management, necessary for a fair presentation of the financial position, results of operations and cash flows for interim periods.

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

         RESULTS OF OPERATIONS

                    THREE MONTHS ENDED JUNE 30, 1998 AND 1997

         The Company had no operating revenues for the three month period ended June 30, 1998 or 1997.

         The Company incurred general and administrative expenses of $9,000 and $13,000 during the three month period ended June 30, 1998 and 1997, respectively. The Company continues to incur administrative expenses even though it has no operations.

                    NINE MONTHS ENDED JUNE 30, 1998 AND 1997

         The Company had no operating revenues for the nine month periods ended June 30, 1998 or 1997.

         The Company incurred general and administrative expenses of $31,000 and $58,000 during the nine month period ended June 30, 1998 and 1997, respectively. The Company continues to incur administrative expenses even though it has no operations.

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

Dated:    August 14, 1998
          Las Vegas, Nevada             CELLCOM CORP.

                                        By:/s/ Jay H. Brown
                                             Jay H. Brown
                                             President and
                                             Chief Executive Officer
                                             (Principal Executive Officer)

                                        By:/s/ David A. Obal
                                             David A. Obal
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)

                                  Exhibit Index

Exhibit  Description

27.1     Financial Data Schedule