Form 10KSB40
period 1998-09-30
CELLCOM CORP
filed 1999-10-05
CIK 737275

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

           For the fiscal year ended:             Commission File Number:
               September 30, 1998                         0-13615
           -------------------------               -----------------------

                     CELLCOM CORP.
--------------------------------------------------------------------------------
           (Name of Small Business Issuer as specified in Its charter)

           Delaware                                        06-1106964
-------------------------------              ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification Number)
incorporation or organization)




                520 South Fourth Street, Las Vegas, Nevada 89101
       --------------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (702) 474-9920
       --------------------------------------------------------------------
                (Issuer's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                        -----------------------------------
                                (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by the
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and
(2) has been subject to the filing requirements for the past 90 days.

                                                  X      Yes            No
                                                ------         -------
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                                                  X
                                                ------
Issuer's revenues for the most recent fiscal year are $0.

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of November 24, 1998 was $312,505. On such date, the closing price of the Company's Common Stock was $.02.

                                                        Yes          X     No
                                                ------            -------
       ISSUER'S INVOLVED IN BANKRUPTCY PROCEEDINGS FOR THE LAST FIVE YEARS

Check whether the Issuer has filed all documentation and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.

                                                  X          Yes            No
                                                ------               -------
Transitional small business disclosure format.

The registrant had 15,625,272 shares of Common Stock outstanding as of November, 24, 1998.

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

     (b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     During the last three fiscal years, the Company was not engaged in any industry segments. The Company currently has no operations.

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

     The Company currently has no employees.

     (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     The Company does not have any foreign operations or sales.

ITEM 2.   PROPERTIES

     None.

ITEM 3.   LEGAL PROCEEDINGS

     Other than the aforementioned bankruptcy proceedings, the Company is not a party to any legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1998.

                                    PART II.

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     (a) The Company's common stock is traded in the over-the-counter market. The following table sets forth the high and low closing bid prices for the Company's common stock for the periods indicated, as reported by brokers and dealers making a market in the common stock:

                               Fiscal 1998                                     Fiscal 1997
                       ----------------------------------              -------------------------------
  Quarter                High                      Low                   High                    Low
  -------              --------                  --------              --------                -------
  First                $ .02                     $ .02                 $ 0.06                  $ 0.025
  Second               $ .05                     $ .015                $ 0.045                 $ 0.025
  Third                $ .03                     $ .02                 $ 0.045                 $ 0.02
  Fourth               $ .03                     $ .015                $ 0.0325                $ 0.02


     The aforesaid quotations do not represent actual transactions and do not include retail mark-ups, mark-downs or commissions.

     (b) As of November 24, 1998, there were 765 holders of record of the Company's common stock.

     (c) The Company has not paid any dividends on its common stock since its inception.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF CONTINUING OPERATIONS


LIQUIDITY , CAPITAL RESOURCES AND RESULTS FROM CONTINUING OPERATIONS

     The Company does not have sufficient cash to pay its current and anticipated operating expenses for the following fiscal year. During the fiscal year ended September 30, 1998, the company incurred administrative expenses of $51,000. In January 1998 a stock sale was transacted which provided cash resources and additional funding will be obtained as needed from the same source. In connection with the stock acquisition on January 12, 1998, the Company's additional paid in capital and related operating account increased by the related amount. Total funds transferred amounted to $61,000, net of commission charges and acquisition legal fees.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE

     As indicated in the Representation of Public Accountants, Cellcom Corp, the Company, has contracted with Bradshaw Smith and Co., a Las Vegas based CPA Firm, to audit the enclosed financial statements. An 8-K was filed with the S.E.C. on December 7, 1998 incorporating the above changes.

                                    PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the names of the directors and executive officers of the Company along with certain information relating to business experience of each of the listed directors and officers.

            Name                         Age               Position With Company
            ----                         ---               ---------------------

            Jay H. Brown                 57                Chairman, Chief Executive Officer
                                                           and President

            William S. Taylor            37                Executive Vice President,
                                                           Secretary and Director

            David A. Obal                34                Chief Financial Officer
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

ITEM 10.    EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table summarizes the aggregate compensation paid by the Company to the Chief Executive Officer. No executive officer of the Company received total compensation in excess of $100,000 during the last three years:


                                     Annual Compensation        Long-Term Compensations
                                  ------------------------- ------------------------------
                                                             Awards          Payouts
                                                             ------          -------
                                              Other         Restricted      Long-Term
Name and                                      Annual       Stock Option Incentive All Other
Principal Position   Year  Salary$ Bonus$ Compensation  Awards SARs   Payouts Compensation
------------------   ----  ------- ------ ------------  ------ ----   ------- ------------
Jay H. Brown         1998        0      0      0            0     0       0          0
 Chairman, Chief     1997        0      0      0            0     0       0          0
 Executive Officer   1996        0      0      0            0     0       0          0
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

Title of    Name and Address                                 Nature of                                               % of
Class       of Beneficial Owner                              Ownership                  # of Shares                Class(1)
-----       -------------------                              ---------                  -----------                --------
Common      Jay H. Brown                                     Record and                  3,931,774                  25.2%
Stock       520 South Fourth St.                             Beneficial
            Las Vegas, NV 89101

Common      William S. Taylor                                Record and                   933,331                    6.0%
Stock       50 Springbrook Rd.                               Beneficial
            Livingston, NJ  07039

Common      David Obal                                       Record and                   100,000 (3)               ..  (2)
Stock       405 Groft Way                                    Beneficial
            Henderson, NV  89015

Common      Joseph W. Namath                                 Record and                 1,333,332 (4)                8.5%
Stock       and James Walsh                                  Beneficial
            300 East 51st Street
            New York, NY 10022

Common      SBK Investment Partners                          Record and                   966,666                    6.2%
Stock       605 Third Avenue                                 Beneficial
            New York, NY  10158

Common      Tassinari Family Trust                           Record and                 1,000,000                    6.4%
Stock       Post Office Box 81890                            Beneficial
            Las Vegas, NV  89180

Common      All Officers and                                 Record and                 4,965,105                   31.8%
Stock       Directors as a                                   Beneficial
            Group (consisting
            of 3 persons)

----------------------------------------
(1) All percentages are based on a total of 15,625,272 shares outstanding as of November 24, 1998.
(2)  Represents less than 1%.
(3) Represents 100,000 shares issuable upon exercise of incentive stock options.
(4) Includes 666,666 shares of Common Stock owned of record by Joseph W. Namath and 666,666 shares of Common Stock owned of record by James Walsh. The Company has been advised by Messrs. Namath and Walsh that for the purposes of Section 16(a) of the Securities Exchange Act of 1934, each beneficially owns the shares owned of record by the other.

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


          10.2 Bankruptcy Court Order dated May 29, 1992 approving the sale of substantially all of the assets of the Company under an Asset Purchase Agreement pursuant to 11 U.S.C. Paragraph 363 (b) and (f). (incorporated by reference to the Company's annual report on Form 10-K for the fiscal year ending September 30, 1992).

          21 Subsidiaries of the Registrant.

          23.1 Consent of Independent Public Accountants.

     (b)  Reports on Form 8-K

          None

                         CELLCOM CORP. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                             Page

Report of Independent Public Accountants.......................................................10

Consolidated Financial Statements:

      Consolidated Balance Sheet as of September 30, 1998 .....................................11

      Consolidated Statements of Operations for the Years Ended September
        30, 1998 and September 30, 1997 .......................................................12

      Consolidated Statements of Changes in Stockholders' Deficit for the
        Years Ended September 30, 1998 and September 30, 1997 .................................13

      Consolidated Statements of Cash Flows for the Years Ended September
        30, 1998 and September 30, 1997 .......................................................14

      Notes to the Consolidated Financial Statements...........................................15

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
Cellcom Corp. and subsidiaries
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of Cellcom Corp. (a Delaware corporation) and subsidiaries as of September 30, 1998 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements of Cellcom Corp. and subsidiaries as of September 30, 1997 and for the year then ended, were audited by other auditors whose report dated January 12, 1998, included an explanatory paragraph that described the recurring losses from operations and discussed in Note 6 to the financial statements.

We have conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cellcom Corp. and subsidiaries as of September 30, 1998 and the results of their operations and their cash flows for the year ended September 30, 1997, in conformity with generally accepted accounting principles.

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


                                          BRADSHAW SMITH & CO.

Las Vegas, Nevada
January 4, 1999

CELLCOM CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 1998
--------------------------------------------------------------------------------
           (Dollar amounts in thousands except for per share amounts)

ASSETS                                                           1998
CURRENT ASSETS:
   Cash and cash equivalents                                  $      11
   Accounts receivable                                                5
                                                             ----------
TOTAL ASSETS                                                         16
                                                             ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                  16
   Taxes payable                                                     53
                                                             ----------
TOTAL CURRENT LIABILITIES                                            69
                                                             ----------
COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' DEFICIT
   Common stock, $.001 par value; 100,000,000
     shares authorized and 15,625,272 shares
     issued and outstanding.                                         15
   Additional paid-in capital                                    11,046
   Accumulated deficit                                          (11,114)
                                                             -----------
TOTAL STOCKHOLDERS' DEFICIT                                         (53)
                                                             -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                   $      16
                                                             ===========




               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CELLCOM CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997
-------------------------------------------------------------------------------

           (Dollar amounts in thousands except for per share amounts)

                                                      1998                           1997
                                                   --------                       --------
OPERATING EXPENSES:
  General and administrative expenses              $      51                      $     125
  Interest income                                          0                             (2)
                                                  -----------                    -----------

NET <LOSS>                                        $      (51)                     $    (123)
                                                  ===========                    ===========


NET <LOSS> PER SHARE                               $    (.00)                     $    (.01)
                                                  ===========                    ===========


WEIGHTED AVERAGE NUMBER OF SHARES                 15,625,272                     11,558,605
                                                  ===========                    ==========


               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CELLCOM CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997
-------------------------------------------------------------------------------


               (Dollar amounts and number of shares in thousands)



                                                              ADDI-
                                               COMMON STOCK   TIONAL
                                               ------------   PAID-IN    ACCUMULATED
                                   SHARES       PAR VALUE     CAPITAL      DEFICIT                TOTAL
                                   ------       ---------     -------      -------                -----
BALANCE, SEPTEMBER 30, 1996        11,559            12        10,989       (10,940)                61

Net <Loss>                              -             -             -          (123)              (123)
                                   ------       ---------     -------      -------                -----

BALANCE, SEPTEMBER 30, 1997        11,559            12        10,989       (11,063)               (62)

Net <Loss>                              -             -             -           (51)               (51)
                                   ------       ---------     -------      -------                -----


BALANCE, SEPTEMBER 30, 1998        15,625            15        11,046       (11,114)               (53)
                                   ======       =========     =======      ============================




               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CELLCOM CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997
-------------------------------------------------------------------------------

                          (Dollar amounts in thousands)

                                                                                   1998                  1997
                                                                                 --------                -----
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net (loss)                                                                       $(51)                $(123)
  Adjustments to reconcile net (loss) to net cash
   provided by operating activities:
    Changes in operating assets and liabilities
    Increase in accounts receivable                                                 (2)                    (1)
    Decrease in Prepaid Expenses                                                     0                      2
    Increase (decrease) in accounts payable                                         (8)                     5

                                                                                   --------------------------
NET CASH USED IN OPERATING ACTIVITIES                                              (61)                  (117)

CASH PROVIDED BY FINANCING ACTIVITIES
     Issuance of Common Stock                                                       61

                                                                                   --------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                            0                   (117)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                                                              11                    128
                                                                                   --------------------------
CASH AND CASH EQUIVALENTS
  AT END OF YEAR                                                                   $11                    $11
                                                                                   ==========================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:

   INTEREST RECEIVED                                                                $0                     $2
                                                                                   =====                 ====

   REORGANIZATION EXPENSES PAID                                                     $0                     $0
                                                                                   =====                 ====



               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CELLCOM CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     <LOSS> PER SHARE CALCULATIONS - Per share amounts have been calculated based on 15.6 and 11.6 million weighted average number of common shares outstanding for the years ended September 30, 1998 and 1997, respectively. The effects of common stock equivalents are not considered because they are anti-dilutive.

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

4.   COMMITMENTS AND CONTINGENCIES

     As of September 30, 1998, the Company had accrued reserves and interest for certain unpaid, disputed and other tax matters related to various taxing authorities. These amounts are included in current liabilities in the financial statements.

5.   RELATED PARTY TRANSACTIONS

     David Obal, Cellcom Corp.'s Chief Financial Officer, furnished the Company with rent free facilities for the corporate office for fiscal 1998. Cellcom Corp. had no operations in 1998. David Obal prepared and filed the required SEC documents and bookkeeping services, at no charge, which Mr. Obal conducted out of his personal offices. The amount of overhead which David Obal absorbed in respect to Cellcom Corp., in unreimbursed direct expenses, equates to approximately $2,000 for fiscal 1998. Rent expense for Cellcom Corp. for 1997 was $8,500.

6.   GOING CONCERN - SUBSEQUENT EVENT

     The Company does not have sufficient cash to pay its current and anticipated operating expenses for the following fiscal year. During the fiscal year ended September 30, 1998, the company incurred administrative expenses of $51,000. In order to provide working capital for the Company, additional stock was sold at the current market price. Effective January 12, 1998 Cellcom Corp. issued 4,066,667 shares of Common Stock at $.015 per share. In connection with the stock acquisition on January 12, 1998, the Company's additional paid in capital and related operating account increased by the related amount. Total funds received amounted to $61,000, net of commission charges and acquisition legal fees. These funds provided working capital for 1998. The above stock purchases will not effect the ownership structure of the Company nor will it effect the use of the NOL discussed in Note 3.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 17, 1999                        CELLCOM CORP.

By: /s/ Jay H. Brown
   -----------------
                                             Jay H. Brown, President

          In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and the date indicated:

Signature                              Title                               Date
---------                              -----                               ----
/s/ Jay H. Brown
----------------
 Jay H. Brown                           President, Chief                    March 17, 1999
                                        Executive Officer
                                        and Director



/s/ William S. Taylor
---------------------
William S. Taylor                      Executive Vice                      March 17, 1999
                                        President, Secretary
                                        and Director


/s/ David A. Obal
-----------------
David A. Obal                          Chief Financial and                 March 17, 1999
                                        Accounting Officer
                                        and Director