Form 10QSB
period 1998-12-31
CELLCOM CORP
filed 1999-10-05
CIK 737275

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

{X} Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended December 31, 1998
{ } Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number   0-13615
                       -----------

                                  CELLCOM CORP.
--------------------------------------------------------------------------------
       (Exact name of Small Business Issuer as specified in its Charter)

          Delaware                                       06-1106964
--------------------------------             -----------------------------------
   (State of Incorporation)                       (IRS Employer ID Number)

                520 South Fourth Street, Las Vegas, Nevada 89101
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (702) 474-9920
--------------------------------------------------------------------------------
                (Issuer's telephone number, Including Area Code)

Check whether the Issuer: (1) has filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to the filing requirements for at least the past 90 days.

                     X     Yes                   No
                  ------                --------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether issuer has filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                     X     Yes                   No
                  ------                --------

The Issuer had 15,625,272 shares of Common Stock outstanding as of March 17,
1999.

Transitional Small Business Disclosure Format:


                     X     Yes                   No
                  ------                --------

CELLCOM CORP. AND SUBSIDIARIES
FORM 10-QSB INDEX
================================================================================

                                                           PAGE #
                                                          --------

PART I- FINANCIAL INFORMATION
        ---------------------

Condensed Consolidated Balance Sheets as of
December 31, 1998 (Unaudited) and September 30, 1998.......  3

Condensed Consolidated Statements of Operations for
the Three Months Ended December 31, 1998 and 1997
(Unaudited)................................................  4

Condensed Consolidated Statements of Cash Flows for the
Three Months Ended December 31, 1998 and 1997 (Unaudited)..  5

Notes to the Condensed Consolidated Financial
Statements (Unaudited).....................................  6

Management's Discussion and Analysis ......................  8


PART II- OTHER INFORMATION
         -----------------

Exhibits and Reports on Form 8-K...........................  9

Signatures................................................. 10

CELLCOM CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 (UNAUDITED) AND SEPTEMBER 30, 1998
================================================================================

                          (Dollar amounts in thousands)

                                                     12/31/98                      09/30/98
                                                    ----------                    ---------
ASSETS
------------------------------------

CURRENT ASSETS:
Cash and cash equivalents                             $     8                       $    11
Accounts receivable                                         1                             4
Prepaid expenses                                            1                             1
                                                    ----------                    ---------

TOTAL CURRENT ASSETS                                 $     10                      $     16
                                                    ==========                    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
Accounts payable                                           18                            16
Taxes payable                                              53                            53
                                                    ----------                    ---------

TOTAL CURRENT LIABILITIES                                  71                            69
                                                    ----------                    ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value;
  100,000,000 shares authorized
  and 15,625,272 shares issued
  and outstanding                                          15                            15
Additional paid-in capital                             11,046                        11,046
Accumulated deficit                                   (11,122)                      (11,114)
                                                    ----------                    ----------

TOTAL STOCKHOLDERS' EQUITY                                (61)                          (53)
                                                    ----------                    ----------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                               $     10                      $     16
                                                    ==========                    =========

          SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CELLCOM CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997 (UNAUDITED)
================================================================================

             (Dollar amounts in thousands except per share amounts)

                                                  Three Months Ended,
                                                     December 31,
                                           ------------------------------
                                               1998                1997
                                           -----------         ----------
CONTINUING OPERATIONS
  General and administrative                $       8           $      13
  Interest income                                   0                   0
                                           -----------         -----------

NET LOSS                                    $      (8)          $     (13)
                                           ===========         ===========

INCOME <LOSS> PER SHARE:

NET LOSS PER SHARE                          $     .00 (1)        $   00(1)
                                           ===========         ===========

WEIGHTED AVERAGE NUMBER
 OF SHARES:                                15,625,272          11,558,605
                                           ===========         ===========

(1) - Less than $.01 per share.

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CELLCOM CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997 (UNAUDITED)
================================================================================

                         (Dollar amounts in thousands)

                                                         Three Months Ended,
                                                             December 31,
                                                  ---------------------------------
                                                      1998                   1997
                                                  -----------             ---------
CASH FLOWS USED FOR OPERATING ACTIVITIES:

  Net income (loss)                                $      (8)             $    (13)
  Adjustments to reconcile net income
    (loss) to net cash used for operating
    activities:
  Change in operating assets
    and liabilities:
    Decrease (Increase) in accounts receivable             3                    (1)
    Increase in prepaid assets                             0                    (1)
    Increase (Decrease) in accounts payable                2                     8
                                                  -----------           -----------
NET CASH PROVIDED BY (USED FOR)
 OPERATING ACTIVITIES                                     (3)                   (7)
                                                  -----------           -----------
CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                                   11                    11
                                                  -----------           -----------
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                                  $       8             $       4
                                                  ===========           ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:

  INTEREST INCOME                                  $       0             $       0
                                                  ===========           ===========

  INCOME TAXES PAID                                $       0             $       0
                                                  ===========           ===========

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

     The financial information at December 31, 1998 and for the three months ended December 31, 1998 are unaudited and reflect all adjustments (that include only normal recurring adjustments) which are, in the opinion of Management, necessary for a fair presentation of the financial position, results of operations and cash flows for interim periods.

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

     LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1998, the Company did not have sufficient cash to pay its current and anticipated operating expenses for the current fiscal year. In January 1998, a stock sale was transacted which provided $61,000 in cash resources and additional funding may be obtained as needed from the same source. For additional information on this transaction, please see footnote 6 in the September 30, 1997 10-KSB.

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

     RESULTS OF OPERATIONS

          THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997

     The Company had no operating revenues for the three month period ended December 31, 1998 or 1997. The Company incurred general and administrative expenses of $8,000 and $13,000 during the three month period ended December 31, 1998 and 1997, respectively. The Company continues to incur administrative expenses even though it has no operations.

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

Dated:   March 17, 1999
         Las Vegas, Nevada         CELLCOM CORP.

                                   By:/s/ Jay H. Brown
                                      -------------------------------
                                       Jay H. Brown
                                       President and
                                       Chief Executive Officer
                                       (Principal Executive Officer)

                                   By:/s/ David A. Obal
                                      -------------------------------
                                       David A. Obal
                                       Chief Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)