Form 10QSB
period 1999-03-31
CELLCOM CORP
filed 1999-10-05
CIK 737275

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

{X} Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended March 31, 1999
{ } Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number    0-13615
                        -----------

                                  CELLCOM CORP.
--------------------------------------------------------------------------------
       (Exact name of Small Business Issuer as specified in its charter)

          Delaware                                          06-1106964
------------------------------                    ------------------------------
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

                       X     Yes                      No
                    -------                  -------

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                       PROCEEDINGS FOR THE LAST FIVE YEARS

Check whether issuer has filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                       X     Yes                      No
                    -------                  -------


The issuer had 15,625,272 shares of Common Stock outstanding as of May 7, 1999.

Transitional Small Business Disclosure Format:

                       X     Yes                      No
                    -------                  -------

CELLCOM CORP. AND SUBSIDIARIES
FORM 10-QSB INDEX
================================================================================


                                                                       PAGE  #
                                                                     -----------

PART I- FINANCIAL INFORMATION
        ---------------------

Condensed Consolidated Balance Sheets as of
March 31, 1999 (Unaudited) and September 30, 1998..........................    3

Condensed Consolidated Statements of Operations for
the Three Months Ended March 31, 1999 and 1998 (Unaudited).................    4

Condensed Consolidated Statements of Operations for
the Six Months Ended March 31, 1999 and 1998 (Unaudited)...................    5

Condensed Consolidated Statements of Cash Flows for the
Six Months Ended March 31, 1999 and 1998 (Unaudited).......................    6

Notes to the Condensed Consolidated Financial
Statements (Unaudited).....................................................    7

Management's Discussion and Analysis ......................................    8


PART II- OTHER INFORMATION
         -----------------


Exhibits and Reports on Form 8-K...........................................    9

Signatures.................................................................   10

                         PART 1 - FINANCIAL INFORMATION

Item 1.     Financial Statements



CELLCOM CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 1999 (UNAUDITED) AND SEPTEMBER 30, 1998
================================================================================

                          (Dollar amounts in thousands)

                                              03/31/99           09/30/98
                                             ----------         ----------

ASSETS
------------------------------------

CURRENT ASSETS:
Cash and cash equivalents                    $       5          $       11
Accounts receivable                                  3                   4
Prepaid expenses                                     0                   1
                                             ----------         ----------

TOTAL CURRENT ASSETS                         $       8          $       16
                                             ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
Accounts payable                                    23                  16
Taxes payable                                       53                  53
                                             ----------         ----------

TOTAL CURRENT LIABILITIES                           76                  69
                                             ----------         ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value;
  100,000,000 shares authorized
  and 15,625,272 shares issued
  and outstanding                                   16                  12
Additional paid-in capital                      11,046              11,046
Accumulated deficit                            (11,128)            (11,114)
                                             ----------         -----------

TOTAL STOCKHOLDERS' EQUITY                         (68)                (53)
                                             ----------         -----------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                       $       8          $       16
                                             ==========         ==========



          SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CELLCOM CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (UNAUDITED)
================================================================================

             (Dollar amounts in thousands except per share amounts)

                                                      Three Months Ended,
                                                            March 31,
                                                 -----------------------------
                                                     1999              1998
                                                 -----------       -----------

CONTINUING OPERATIONS
  General and administrative                     $         7       $         9
  Interest income                                          0                 0
                                                 -----------       -----------

NET LOSS                                         $        (7)      $        (9)
                                                 ===========       ===========

INCOME <LOSS> PER SHARE:

  NET LOSS PER SHARE (1)                         $       .00       $       .00
                                                 ===========       ===========

WEIGHTED AVERAGE NUMBER
 OF SHARES:                                       15,625,272        15,625,272
                                                 ===========       ===========


(1) - Less than $.01 per share.


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CELLCOM CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED MARCH 31, 1999 AND 1998 (UNAUDITED)
================================================================================

             (Dollar amounts in thousands except per share amounts)

                                                    Six Months Ended,
                                                        March 31,
                                           -----------------------------------
                                               1999                   1998
                                           ------------           ------------

CONTINUING OPERATIONS
  General and administrative               $         15           $         22
  Interest income                                     0                      0
                                           ------------           ------------

NET LOSS                                   $        (15)          $        (22)
                                           ============           ============

INCOME <LOSS> PER SHARE:

  NET LOSS PER SHARE (1)                   $        .00           $        .00
                                           ============           ============

WEIGHTED AVERAGE NUMBER
 OF SHARES:                                  15,625,272             15,625,272
                                           ============           ============


(1) - Less than $.01 per share.


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CELLCOM CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 1999 AND 1998 (UNAUDITED)
================================================================================

                          (Dollar amounts in thousands)

                                                        Six Months Ended,
                                                            March 31,
                                                 ------------------------------
                                                     1999              1998
                                                 -----------        -----------

CASH FLOWS USED FOR OPERATING ACTIVITIES:

  Net income (loss)                              $       (15)       $       (22)
  Adjustments to reconcile net income
    (loss) to net cash used for operating
    activities:
  Change in operating assets and liabilities:
    Decrease in accounts receivable                        1                  2
    Increase in prepaid assets                            (1)                (1)
    Increase (decrease) in accounts payable                8                (20)
                                                 -----------        -----------

NET CASH PROVIDED BY (USED FOR)
 OPERATING ACTIVITIES                                     (6)               (41)
                                                 -----------        -----------

NET CASH PROVIDED BY (USED FOR)
 FINANCING ACTIVITIES                                      0                 61
                                                 -----------        -----------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                     (6)                20
                                                 -----------        -----------

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                                   11                 11
                                                 -----------        -----------

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                                $         5        $        31
                                                 ===========        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:

  INTEREST INCOME                                $         0        $         0
                                                 ===========        ===========

  INCOME TAXES PAID                              $         0        $         0
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

     The financial information at March 31, 1999 and for the three months and six months ended March 31, 1999 are unaudited and reflect all adjustments (that include only normal recurring adjustments) which are, in the opinion of Management, necessary for a fair presentation of the financial position, results of operations and cash flows for interim periods.

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
================================================================================


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

     LIQUIDITY AND CAPITAL RESOURCES

     The Company did not have sufficient cash to pay its current and anticipated operating expenses. In January 1998, a stock sale was transacted which provided $61,000 in cash resources and additional funding will be obtained as needed from the same source. For additional information on this transaction, please see footnote 6 in the September 30, 1998 10-KSB.

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

     RESULTS OF OPERATIONS

          THREE MONTHS ENDED MARCH 31, 1999 AND 1998

     The Company had no operating revenues for the three month period ended March 31, 1999 or 1998.

     The Company incurred general and administrative expenses of $7,000 and $9,000 during the three month period ended March 31, 1999 and 1998, respectively. The Company continues to incur administrative expenses even though it has no operations.

          SIX MONTHS ENDED MARCH 31, 1999 AND 1998

     The Company had no operating revenues for the six month periods ended March 31, 1999 or 1998.

     The Company incurred general and administrative expenses of $15,000 and $22,000 during the six month period ended March 31, 1999 and 1998, respectively. The Company continues to incur administrative expenses even though it has no operations.

PART II. - OTHER INFORMATION

Item 6. - Exhibits and reports on Form 8-K.

     A.    Exhibits

           27.1 - Financial Data Schedule

     B.    Reports on Form 8-k.

           None.

CELLCOM CORP. AND SUBSIDIARIES
SIGNATURES
================================================================================

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   September 10, 1999
         Las Vegas, Nevada            CELLCOM CORP.

                                      By:/s/ Jay H. Brown
                                         ---------------------------------------
                                          Jay H. Brown
                                          President and
                                          Chief Executive Officer
                                          (Principal Executive Officer)

                                      By:/s/ David A. Obal
                                         ---------------------------------------
                                          David A. Obal
                                          Chief Financial Officer
                                          (Principal Financial and
                                           Accounting Officer)





                                  Exhibit Index

Exhibit    Description
-------    -----------

27.1       Financial Data Schedule