Form 10QSB
period 1999-06-30
CELLCOM CORP
filed 1999-10-05
CIK 737275

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

{X} Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the quarterly period ended June 30, 1999
{ } Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number         03-13615
                        ---------------------

                        CELLCOM CORP.
----------------------------------------------------------------
(Exact name of Small Business Issuer as specified in its charter)


          Delaware                            06-1106964
------------------------------     ------------------------------
   (State of Incorporation)           (IRS Employer ID Number)

         520 South Fourth Street, Las Vegas, Nevada  89101
------------------------------------------------------------------
              (Address of principal executive offices)

                      (702) 474-9920
------------------------------------------------------------------
        (Issuer's telephone number, Including area code)

Check whether the Issuer: (1) has filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to the filing requirements for at least the past 90 days.

                X     Yes                   No
           ---------               --------

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                      PROCEEDINGS FOR THE LAST FIVE YEARS

Check whether issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                X     Yes                   No
           ---------               --------

The issuer had 15,625,272 shares of Common Stock outstanding as of August 7, 1999.

Transitional Small Business Disclosure Format:

                X     Yes                   No
           ---------               --------

CELLCOM CORP. AND SUBSIDIARIES
FORM 10-QSB INDEX
================================================================================

                                                                  PAGE  #
                                                                ---------------
PART I- FINANCIAL INFORMATION
        ---------------------
Condensed Consolidated Balance Sheets as of
June 30, 1999 (Unaudited) and September 30, 1998........             3

Condensed Consolidated Statements of Operations for
the Three Months Ended June 30, 1999 and 1998
(Unaudited)..............................................            4

Condensed Consolidated Statements of Operations for
the Nine Months Ended June 30, 1999 and 1998
(Unaudited)..............................................            5

Condensed Consolidated Statements of Cash Flows for the
Nine Months Ended June 30, 1999 and 1998 (Unaudited).....            6

Notes to the Condensed Consolidated Financial
Statements (Unaudited)...................................            7

Management's Discussion and Analysis ....................            8


PART II- OTHER INFORMATION
         -----------------

Exhibits and Reports on Form 8-K.........................            9

Signatures...............................................           10

                         PART 1 - FINANCIAL INFORMATION


Item 1. Financial Statements



CELLCOM CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 1999 (UNAUDITED) AND SEPTEMBER 30, 1998
================================================================================

                         (Dollar amounts in thousands)

                                                   06/30/99          09/30/98
                                                 -----------       ----------
ASSETS
------------------------------------

CURRENT ASSETS:
Cash and cash equivalents                         $       1        $       11
Accounts receivable                                       5                 4
Prepaid expenses                                          0                 1
                                                 -----------       -----------

TOTAL CURRENT ASSETS                              $       6         $      16
                                                 ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
Accounts payable                                         29                16
Taxes payable                                            53                53
                                                 -----------       -----------

TOTAL CURRENT LIABILITIES                                82                69
                                                 -----------       -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value;
  100,000,000 shares authorized
  and 15,625,272 shares issued
  and outstanding                                        16                12
Additional paid-in capital                           11,046            11,046
Accumulated deficit                                 (11,137)          (11,114)
                                                 -----------       -----------

TOTAL STOCKHOLDERS' EQUITY                              (76)              (53)
                                                 -----------       -----------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                            $       6         $      16
                                                 ===========       ===========


          SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CELLCOM CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)
================================================================================

             (Dollar amounts in thousands except per share amounts)

                                                                Three Months Ended,
                                                                      June 30,
                                                          --------------------------------

                                                                 1999              1998
                                                             -----------       -----------
CONTINUING OPERATIONS
  General and administrative                                  $       8         $       9
  Interest income                                                     0                 0

                                                           --------------   ---------------

NET LOSS                                                      $      (8)        $      (9)

                                                           ==============   ===============

INCOME <LOSS> PER SHARE:

  NET LOSS PER SHARE (1)                                      $     .00         $     .00

                                                           ==============   ===============

WEIGHTED AVERAGE NUMBER
 OF SHARES:                                                  15,625,272        15,625,272
                                                           ==============   ===============


(1) - Less than $.01 per share.







            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CELLCOM CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)
================================================================================
             (Dollar amounts in thousands except per share amounts)

                                                                   Nine Months Ended,
                                                                        June 30,
                                                            -------------------------------

                                                                 1999              1998
                                                             -----------       ------------
CONTINUING OPERATIONS
  General and administrative                                  $      23         $      31
  Interest income                                                     0                 0

                                                           --------------   ---------------

NET LOSS                                                      $     (23)        $     (31)

                                                           ==============   ===============

INCOME <LOSS> PER SHARE:

  NET LOSS PER SHARE (1)                                      $     .00         $     .00

                                                           ==============   ===============

WEIGHTED AVERAGE NUMBER
 OF SHARES:                                                  15,625,272        15,625,272
                                                           ==============   ===============

(1) - Less than $.01 per share.







            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CELLCOM CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)
================================================================================

                         (Dollar amounts in thousands)

                                                                  Nine Months Ended,
                                                                       June 30,
                                                            -------------------------------

                                                                 1999              1998
                                                              ----------       ----------
CASH FLOWS USED FOR OPERATING ACTIVITIES:

  Net income (loss)                                          $      (23)        $     (31)
  Adjustments to reconcile net income
    (loss) to net cash used for operating
    activities:
  Change in operating assets and liabilities:
    Decrease in accounts receivable                                   0                 1
    Decrease (Increase) in prepaid assets                             0                (1)
    Decrease (Increase) in accounts payable                          13               (21)

                                                             -----------       ------------
NET CASH PROVIDED BY (USED FOR)
 OPERATING ACTIVITIES                                               (10)              (52)
                                                             -----------       ------------

NET CASH PROVIDED BY (USED FOR)
 FINANCING ACTIVITIES                                                 0                61
                                                             -----------       ------------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                               (10)                9
                                                             -----------       ------------

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                                              11                11
                                                             -----------       ------------

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                                             $       1         $      20
                                                             ===========       ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:

  INTEREST INCOME                                             $       0         $       0
                                                             ===========       ============

  INCOME TAXES PAID                                           $       0         $       0
                                                             ===========       ============


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

        The financial information at June 30, 1999 and for the three months and nine months ended June 30, 1999 are unaudited and reflect all adjustments (that include only normal recurring adjustments) which are, in the opinion of Management, necessary for a fair presentation of the financial position, results of operations and cash flows for interim periods.

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

     RESULTS OF OPERATIONS

                THREE MONTHS ENDED JUNE 30, 1999 AND 1998

     The Company had no operating revenues for the three month period ended June 30, 1999 or 1998.

     The Company incurred general and administrative expenses of $8,000 and $9,000 during the three month period ended June 30, 1999 and 1998, respectively. The Company continues to incur administrative expenses even though it has no operations.

                 NINE MONTHS ENDED JUNE 30, 1999 AND 1998

     The Company had no operating revenues for the nine month periods ended June 30, 1999 or 1998.

     The Company incurred general and administrative expenses of $23,000 and $31,000 during the nine month period ended June 30, 1999 and 1998, respectively. The Company continues to incur administrative expenses even though it has no operations.

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