Form 10KSB40
period 1999-09-30
CELLCOM CORP
filed 2000-03-17
CIK 737275

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended:                            Commission File Number:
    September 30, 1999                                        0-13615

                                  CELLCOM CORP.

           (Name of Small Business Issuer as specified in Its charter)

           Delaware                                      06-1106964
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

                520 South Fourth Street, Las Vegas, Nevada 89101
                    (Address of principal executive offices,
                               including zip code)

                                 (702) 474-9920
                (Issuer's telephone number, including area code)

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

                           X Yes  ______No

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

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of December 7, 1999 was $78,126. On such date, the closing price of the Company's Common Stock was $.005.

                           _________Yes   X   No

       ISSUER'S INVOLVED IN BANKRUPTCY PROCEEDINGS FOR THE LAST FIVE YEARS

Check whether the Issuer has filed all documentation and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.

                           X   Yes  __________No

Transitional small business disclosure format.

The registrant had 15,625,272 shares of Common Stock outstanding as of December 7, 1999.

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

         (b)      FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         Since July 28, 1992, the Company has not been engaged in any industry segments. The Company currently has no operations.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1999.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         (a) The Company's common stock is traded in the over-the-counter market. The following table sets forth the high and low closing bid prices for the Company's common stock for the periods indicated, as reported by brokers and dealers making a market in the common stock:

                                  Fiscal 1999                                Fiscal 1998
                           ------------------------                    ------------------------
         Quarter             High                   Low                  High                  Low
         -------           --------               --------             --------              --------
         First             $ .015                 $ .01                $ 0.02                $ 0.02
         Second            $ .015                 $ .01                $ 0.05                $ 0.015
         Third             $ .12                  $ .008               $ 0.03                $ 0.02
         Fourth            $ .055                 $ .015               $ 0.03                $ 0.015

         The aforesaid quotations do not represent actual transactions and do not include retail mark-ups, mark-downs or commissions.

         (b) As of December 7, 1999, there were 765 holders of record of the Company's common stock.

         (c) The Company has not paid any dividends on its common stock since its inception.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF CONTINUING OPERATIONS

LIQUIDITY, CAPITAL RESOURCES AND RESULTS FROM CONTINUING OPERATIONS

         The Company does not have sufficient cash to pay its current and anticipated operating expenses for the following fiscal year. During the fiscal year ended September 30, 1999, the company incurred administrative expenses of $45,000. In January 1998 a stock sale was transacted which provided cash resources and additional funding will be obtained as needed from the same source. In connection with the stock acquisition on January 12, 1998, the Company's additional paid in capital and related operating account increased by the related amount. Total funds transferred amounted to $61,000, net of commission charges and acquisition legal fees.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE

         As indicated in the Representation of Public Accountants, Cellcom Corp, the Company, has contracted with Bradshaw Smith and Co., a Las Vegas based CPA Firm, to audit the enclosed financial statements. A Current Report on Form 8-K was filed with the U. S. Securities and Exchange Commission on December 7, 1998 incorporating the above changes.

                                    PART III

ITEM 9.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below are the names of the directors and executive officers of the Company along with certain information relating to business experience of each of the listed directors and officers.

         Name                               Age               Position With Company
         ----                               ---               ---------------------
         Jay H. Brown                       58                Chairman, Chief Executive Officer
                                                               and President

         William S. Taylor                  38                Executive Vice President,
                                                               Secretary and Director

         David A. Obal                      35                Chief Financial Officer
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

         William S. Taylor has been a Director of the Company since June 1989. He also serves as Executive Vice President and Secretary. Mr. Taylor was employed by the Company from 1984 through May 31, 1992 in various sales and marketing capacities. Since June 1992, Mr. Taylor has operated as a cellular and office product wholesaler in New Jersey. Mr. Taylor currently holds the position of President of a publicly traded telecommunications company. He is a member of the Radio Club of America.

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

ITEM 10.      EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table summarizes the aggregate compensation paid by the Company to the Chief Executive Officer. No executive officer of the Company received total compensation in excess of $100,000 during the last three years:

                                          Annual Compensation                       Long-Term Compensation
                             ---------------------------------------        ------------------------------------------
                                                                               Awards               Payouts
                                                                            ---------------   ------------------------
                                                           Other              Restricted      Long-Term
Name and                                                   Annual            Stock Option     Incentive    All Other
Principal Position           Year    Salary$    Bonus$   Compensation       Awards      SARs   Payouts    Compensation
------------------           ----    -------    ------   ------------       ------      ----   --------   ------------
Jay H. Brown                 1999      0           0           0               0         0        0            0
 Chairman, Chief             1998      0           0           0               0         0        0            0
 Executive Officer           1997      0           0           0               0         0        0            0
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

Title of           Name and Address                    Nature of                                    % of
Class              of Beneficial Owner                 Ownership           # of Shares              Class(1)
--------           -------------------                 ---------           -----------              --------
Common             Jay H. Brown                        Record and          3,931,774                25.2%
Stock              520 South Fourth St.                Beneficial
                   Las Vegas, NV 89101

Common             William S. Taylor                   Record and            933,331                 6.0%
Stock              50 Springbrook Rd.                  Beneficial
                   Livingston, NJ  07039

Common             Joseph W. Namath                    Record and          1,333,332 (3)             8.5%
Stock              and James Walsh                     Beneficial
                   300 East 51st Street
                   New York, NY 10022

Common             SBK Investment Partners             Record and           866,667                  5.5%
Stock              605 Third Avenue                    Beneficial
                   New York, NY  10158

Common             Tassinari Family Trust              Record and          1,000,000                 6.4%
Stock              Post Office Box 81890               Beneficial
                   Las Vegas, NV  89180

Common             All Officers and                    Record and          4,865,105                31.1%
Stock              Directors as a                      Beneficial
                   Group (consisting
                   of 2 persons)

-------------
(1) All percentages are based on a total of 15,625,272 shares outstanding as of December 7, 1999.

(2)      Represents less than 1%.

(3) Includes 666,666 shares of Common Stock owned of record by Joseph W. Namath and 666,666 shares of Common Stock owned of record by James Walsh. The Company has been advised by Messrs. Namath and Walsh that for the purposes of Section 16(a) of the Securities Exchange Act of 1934, each beneficially owns the shares owned of record by the other.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

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

                23.1 Consent of Independent Public Accountants.

         (b)    Reports on Form 8-K

                None

                         CELLCOM CORP. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                            Page


Report of Independent Public Accountants......................................10



Consolidated Financial Statements:


     Consolidated Balance Sheet as of September 30, 1999 .....................11


     Consolidated Statements of Operations for the Years Ended September
    30, 1999 and September 30, 1998 ..........................................12


     Consolidated Statements of Changes in Stockholders' Deficit for the
    Years Ended September 30, 1999 and September 30, 1998 ....................13


     Consolidated Statements of Cash Flows for the Years Ended September
    30, 1999 and September 30, 1998 ..........................................14


     Notes to the Consolidated Financial Statements...........................15

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
Cellcom Corp. and subsidiaries
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of Cellcom Corp. (a Delaware corporation) and subsidiaries as of September 30, 1999 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cellcom Corp. and subsidiaries as of September 30, 1999 and the results of their operations and their cash flows for the years ended September 30, 1999 and 1998, in conformity with generally accepted accounting principles.

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


/s/ BRADSHAW SMITH & CO., LLP



Las Vegas, Nevada
January 19, 2000

CELLCOM CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 1999
--------------------------------------------------------------------------------


           (Dollar amounts in thousands except for per share amounts)


ASSETS                                                                   1999
                                                                       --------
CURRENT ASSETS:
   Cash and cash equivalents                                           $     --
   Accounts receivable                                                        5
                                                                       --------

TOTAL ASSETS                                                                  5
                                                                       ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                          49
   Taxes payable                                                             --
                                                                       --------
TOTAL CURRENT LIABILITIES                                                    49
                                                                       --------
COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' DEFICIT
   Common stock, $.001 par value; 100,000,000
     shares authorized and 15,625,272 shares
     issued and outstanding                                                  16
   Additional paid-in capital                                            11,046
   Accumulated deficit                                                  (11,106)
                                                                       --------
TOTAL STOCKHOLDERS' DEFICIT                                                 (44)
                                                                       --------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                            $      5
                                                                       ========


               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CELLCOM CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998
--------------------------------------------------------------------------------

           (Dollar amounts in thousands except for per share amounts)

                                                    1999                1998
                                                -----------         -----------
OPERATING EXPENSES:
  General and administrative expenses            $      45           $      51
  Interest income                                       --                  --
                                                -----------         -----------


NET OPERATING LOSS                              $      (45)         $      (51)

OTHER INCOME
     Reversal of tax accrual                            53                  --
                                                -----------         -----------

NET INCOME (LOSS)                                $       8           $     (51)
                                                ===========         ===========

INCOME (LOSS) PER SHARE                          $   0.001           $  (0.004)
                                                ===========         ===========


WEIGHTED AVERAGE NUMBER OF SHARES               15,625,272          14,224,906
                                                ===========         ===========

















               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CELLCOM CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998
--------------------------------------------------------------------------------


               (Dollar amounts and number of shares in thousands)


                                                           COMMON STOCK                ADDI-
                                                   ---------------------------        TIONAL
                                                   OUTSTANDING                        PAID-IN         ACCUMULATED
                                                     SHARES           AMOUNT          CAPITAL           DEFICIT             TOTAL
                                                   -----------      ----------       ---------        ------------         --------
BALANCE, SEPTEMBER 30, 1997                         11,559          $     12          $ 10,989          $(11,063)          $     62

Issuance of Stock                                    4,066                 4                57                --                 61

Net (Loss)                                              --                --                --               (51)               (51)
                                                   -------          --------         ---------          --------         --------

BALANCE, SEPTEMBER 30, 1998                         15,625                16            11,046           (11,114)               (52)

Net Income (Loss)                                       --                --                --                 8                  8
                                                   -------          --------         ---------          --------         --------

BALANCE, SEPTEMBER 30, 1999                         15,625          $     16          $ 11,046          $(11,106)          $    (44)
                                                   =======          ========         =========          ========           ========























               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CELLCOM CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998
--------------------------------------------------------------------------------


                          (Dollar amounts in thousands)

                                                          1999          1998
                                                       ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                         $  8        $  (51)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Changes in operating assets and liabilities
    Increase in accounts receivable                           (1)           (1)
    (Increase) decrease in other assets                        1            (1)
    (Decrease) increase in accounts payable                   34            (8)
    (Decrease) increase in taxes payable                     (53)           --
                                                            ----        ------

NET CASH USED IN OPERATING ACTIVITIES                        (11)          (61)

CASH PROVIDED BY FINANCING ACTIVITIES
     Issuance of Common Stock                                 --            61
                                                            ----        ------

NET DECREASE IN CASH AND CASH EQUIVALENTS                     11            --

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                                        11            11
                                                            ----        ------

CASH AND CASH EQUIVALENTS
  AT END OF YEAR                                            $ --        $   11
                                                            ====        ======














               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CELLCOM CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       PRINCIPLES OF CONSOLIDATION: - The consolidated financial statements include the accounts of Cellcom Corp. and its subsidiaries which comprise the "Company." All significant intercompany accounts and transactions have been eliminated in consolidation.

       CASH AND CASH EQUIVALENTS: - All highly liquid instruments with original maturities of three months or less are considered cash equivalents.

       EARNINGS <LOSS> PER SHARE CALCULATIONS: - Per share amounts have been calculated based on 15.6 and 14.2 million weighted average number of common shares outstanding for the years ended September 30, 1999 and 1998, respectively. The effects of common stock equivalents are not considered because they are anti-dilutive.

       INCOME TAXES: - The Company's policy is to provide for deferred income taxes resulting from differences in the timing of amounts reported for financial accounting and income tax purposes and operating loss and tax credit carryforwards. Valuation reserves are recorded if uncertainty exists as to the realization of deferred tax assets.

       USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS: - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       FAIR VALUE OF FINANCIAL INSTRUMENTS: - Cash, accounts receivable, and accounts payable are reported as carrying amounts that approximate their fair value because of the short maturities of these instruments.

2.     PETITION FOR RELIEF UNDER CHAPTER 11:

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

3.     INCOME TAXES:

       The Company follows the provisions of SFAS No. 109 "Accounting for Income Taxes." SFAS No. 109 requires the recognition of deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. The standard requires recognition of a deferred tax asset to the extent that realization of such asset is more likely than not; otherwise, a valuation allowance is applied. As of September 30, 1999 and 1998, the Company determined that its deferred tax asset of $3.4 million and $3.4 million, consists primarily of its net operating loss carryforward of $9.6 million and $9.6 million, did not satisfy the recognition criteria set forth in the standard and accordingly, a valuation allowance was recorded to fully reserve the deferred tax asset.

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

4.     REVERSAL OF TAX ACCRUAL:

       As of September 30, 1999, the Company, based upon advise of legal counsel, reversed the accrual for estimated excise taxes. These amounts were included in current liabilities in the financial statements as of September 30, 1998.

5.     RELATED PARTY TRANSACTIONS:

       David Obal, Cellcom Corp.'s Chief Financial Officer, furnished the Company with rent free facilities for the corporate office for fiscal 1997. Cellcom Corp. having no operations in 1999 or 1998, paid David Obal for the preparation and filing of the required SEC documents and bookkeeping services, which Mr. Obal conducted out of his personal offices.

6.     GOING CONCERN:

       The Company does not have sufficient cash to pay its current and anticipated operating expenses for the following fiscal year. During the fiscal year ended September 30, 1999 and 1998, the company incurred administrative expenses of $45,000 and $51,000. The Company does not have firm commitments for stock purchases or financing from outside sources or its present officers and directors.

7.     SUBSEQUENT EVENTS:

       On December 10, 1999, the Company sold its minority interest in a cellular phone company for $79,300. The minority interest had been deemed worthless and written off in a prior year.

       The Company loaned its President $50,000 on December 16, 1999. Interest is receivable monthly at 10% per annum, principal is due in full on or before June 15, 2000.

SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 15, 2000                        CELLCOM CORP.

        By: /s/ Jay H. Brown
                                            Jay H. Brown, President

       In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and the date indicated:

Signature                           Title                        Date

/s/ Jay H. Brown
Jay H. Brown                        President, Chief             March 15, 2000
                                     Executive Officer
                                     and Director



/s/ William S. Taylor
William S. Taylor                   Executive Vice               March 15, 2000
                                     President, Secretary
                                     and Director


/s/ David A. Obal
David A. Obal                       Chief Financial and          March 15, 2000
                                     Accounting Officer
                                     and Director