Form 10QSB
period 1999-12-31
CELLCOM CORP
filed 2000-03-29
CIK 737275

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

{X}  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934
     For the quarterly period ended December 31, 1999
{ }  Transition Report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

Commission File Number     0-13615
                           -------

                                 CELLCOM CORP.
       -----------------------------------------------------------------
       (Exact name of Small Business Issuer as specified in its Charter)


          Delaware                                                                               06-1106964
-------------------------------                                                        ------------------------------
   (State of Incorporation)                                                                     (IRS Employer ID Number)


               520 South Fourth Street, Las Vegas, Nevada  89101
               -------------------------------------------------
                    (Address of principal executive offices)

                                 (702) 474-9920
                ------------------------------------------------
                (Issuer's telephone number, Including Area Code)

Check whether the Issuer: (1) has filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to the filing requirements for at least the past 90 days.

                          X     Yes                     No
                      ---------               ---------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                          X     Yes                     No
                    -----------              ----------

The Issuer had 15,625,272 shares of Common Stock outstanding as of March 13,
2000.

Transitional Small Business Disclosure Format:

                          X     Yes                     No
                    -----------              ----------

CELLCOM CORP. AND SUBSIDIARIES
FORM 10-QSB INDEX



                                                                                       PAGE  #
                                                                                      ----------
PART I- FINANCIAL INFORMATION
        ---------------------

Condensed Consolidated Balance Sheets as of
December 31, 1999 (Unaudited) and September 30, 1999.......                             3

Condensed Consolidated Statements of Operations for
the Three Months Ended December 31, 1999 and 1998
(Unaudited)................................................                             4

Condensed Consolidated Statements of Cash Flows for the
Three Months Ended December 31, 1999 and 1998 (Unaudited)..                             5

Notes to the Condensed Consolidated Financial
Statements (Unaudited).....................................                             6

Management's Discussion and Analysis ......................                             8


PART II- OTHER INFORMATION
         -----------------


Exhibits and Reports on Form 8-K...........................                             9

Signatures.................................................                            10

CELLCOM CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 (UNAUDITED) AND SEPTEMBER 30, 1999



                                                    (Dollar amounts in thousands)

                                                                            12/31/99             09/30/99
                                                                          -----------          -----------
ASSETS
------------------------------------

CURRENT ASSETS:
Cash and cash equivalents                                                   $     12              $     0
Accounts receivable                                                                4                    5
Notes Receivable - Shareholders                                                   50                    0
                                                                           ----------           ----------

TOTAL CURRENT ASSETS                                                        $     66             $      5
                                                                           ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
Accounts payable                                                                  42                   49
Taxes payable                                                                      0                    0
                                                                           ----------           ----------

TOTAL CURRENT LIABILITIES                                                         42                   49
                                                                           ----------           ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value;
  100,000,000 shares authorized
  and 15,625,272 shares issued
  and outstanding                                                                 15                   15
Additional paid-in capital                                                    11,046               11,046
Accumulated deficit                                                          (11,037)             (11,106)
                                                                           ----------           ----------

TOTAL STOCKHOLDERS' EQUITY                                                        24                  (44)
                                                                           ----------           ----------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                                                      $     66             $      5
                                                                           ==========           ==========





          SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CELLCOM CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998 (UNAUDITED)


                                        (Dollar amounts in thousands except per share amounts)


                                                                             Three Months Ended,
                                                                                   December 31,
                                                                             -------------------------

                                                                              1999                 1998
                                                                          -----------          -----------
CONTINUING OPERATIONS
  General and administrative                                              $       11            $       8
  Gain on Sale of Securities                                                      79                    0

                                                                          -----------          -----------

NET INCOME <LOSS>                                                         $       68            $      (8)

                                                                          ===========          ===========

INCOME <LOSS> PER SHARE:

NET LOSS PER SHARE                                                        $      .00 (1)         $    .00 (1)

                                                                          ===========          ===========

WEIGHTED AVERAGE NUMBER
 OF SHARES:                                                               15,625,272           15,625,272
                                                                          ===========          ===========


(1) - Less than $.01 per share.





            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CELLCOM CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998 (UNAUDITED)


                                                    (Dollar amounts in thousands)

                                                                             Three Months Ended,
                                                                                   December 31,
                                                                             -------------------------

                                                                              1999                 1998
                                                                          -----------          -----------
CASH FLOWS USED FOR OPERATING ACTIVITIES:

  Net income (loss)                                                        $      68             $     (8)
  Adjustments to reconcile net income
    (loss) to net cash used for operating
    activities:
  Change in operating assets
    and liabilities:
    Decrease in accounts receivable                                                1                    3
    Increase (Decrease) in accounts payable                                       (7)                   2

                                                                          -----------          -----------
NET CASH PROVIDED BY (USED FOR)
 OPERATING ACTIVITIES                                                             62                   (3)
                                                                          -----------          -----------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
     Loans to Shareholders                                                       (50)                   0
                                                                          -----------          -----------

NET CASH USED IN INVESTING ACTIVITIES:                                           (50)                   0
                                                                          -----------          -----------

NET CHANGE IS CASH                                                                12                   (3)
                                                                          -----------          -----------

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                                                            0                   11
                                                                          -----------          -----------

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                                                          $      12            $       8
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

         The financial information at December 31, 1999 and for the three months ended December 31, 1999 are unaudited and reflect all adjustments (that include only normal recurring adjustments) which are, in the opinion of Management, necessary for a fair presentation of the financial position, results of operations and cash flows for interim periods.

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

3.       SALE OF SECURITIES

         On December 10, 1999, the Company sold its minority interest in cellular phone company for $79,300. The minority interest had been deemed worthless and written off in a prior year.

4.       LOAN TO CELLCOM PRESIDENT

         The Company loaned its President $50,000 on December 16, 1999. Interest is receivable monthly at 10% per annum, principal is due in full on or before June 15, 2000. The loan to Mr. Brown is recorded as Notes Receivable - Shareholders on the Company's December 31, 1999 balance sheet.

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

         LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1999, the Company has sufficient cash to pay its current and anticipated operating expenses for the current fiscal year ending September 30, 2000. In December 1999, the Company sold its interest in Cellular Company for $79,299. The ownership interest was previously deemed worthless and written off in a previous year. For additional information on this transaction, please see footnote 7 in the September 30, 1999 10-KSB.

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

         RESULTS OF OPERATIONS

                 THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

         The Company had no operating revenues for the three month period ended December 31, 1999 or 1998. The Company incurred general and administrative expenses of $11,000 and $8,000 during the three month period ended December 31, 1999 and 1998, respectively. The Company continues to incur administrative expenses even though it has no operations.

PART II. - OTHER INFORMATION


Item 6. - Exhibits and reports on Form 8-K.

            None.

CELLCOM CORP. AND SUBSIDIARIES
SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:           March 24, 2000
                 Las Vegas, Nevada                      CELLCOM CORP.


                                                        By:/s/ Jay H. Brown
                                                           -------------------------
                                                            Jay H. Brown
                                                            President and
                                                            Chief Executive Officer
                                                            (Principal Executive Officer)


                                                        By:/s/ David A. Obal
                                                           -------------------------
                                                            David A. Obal
                                                            Chief Financial Officer
                                                            (Principal Financial and
                                                             Accounting Officer)