Form 10QSB
period 2000-03-31
CELLCOM CORP
filed 2000-04-28
CIK 737275

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

{X} Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended March 31, 2000
{ }      Transition Report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

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

                               X     Yes                                No

The issuer had 15,625,272 shares of Common Stock outstanding as of April 14, 2000.

Transitional Small Business Disclosure Format:

                               X     Yes                                No

CELLCOM CORP. AND SUBSIDIARIES
FORM 10-QSB INDEX



                                                                         PAGE  #

PART I- FINANCIAL INFORMATION

Condensed Consolidated Balance Sheets as of
March 31, 2000 (Unaudited) and September 30, 1999 .....................        3

Condensed Consolidated Statements of Operations for
the Three Months Ended March 31, 2000 and 1999
(Unaudited) ...........................................................        4

Condensed Consolidated Statements of Operations for
the Six Months Ended March 31, 2000 and 1999
(Unaudited) ...........................................................        5

Condensed Consolidated Statements of Cash Flows for the
Six Months Ended March 31, 2000 and 1999 (Unaudited) ..................        6

Notes to the Condensed Consolidated Financial
Statements (Unaudited) ................................................        7

Management's Discussion and Analysis ..................................        8


PART II- OTHER INFORMATION


Exhibits and Reports on Form 8-K ......................................        9

Signatures ............................................................       10

                         PART 1 - FINANCIAL INFORMATION

Item 1.           Financial Statements



CELLCOM CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2000 (UNAUDITED) AND SEPTEMBER 30, 1999


                          (Dollar amounts in thousands)

                                                    03/31/00          09/30/99

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                            $      2          $      0
Accounts Receivable                                         4                 5
Notes Receivable - Shareholders                            51                 0
                                                     --------          --------

TOTAL CURRENT ASSETS                                 $     57          $      5
                                                     ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                           38                49
Taxes payable                                               0                 0
                                                     --------          --------

TOTAL CURRENT LIABILITIES                                  38                69
                                                     --------          --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value;
  100,000,000 shares authorized
  and 15,625,272 shares issued
  and outstanding                                          16                16
Additional paid-in capital                             11,046            11,046
Accumulated deficit                                   (11,043)          (11,106)
                                                     --------          --------

TOTAL STOCKHOLDERS' EQUITY                                 19               (44)
                                                     --------          --------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                               $     57          $      5
                                                     ========          ========



          SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CELLCOM CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (UNAUDITED)


             (Dollar amounts in thousands except per share amounts)


                                                    Three Months Ended,
                                                         March 31,

                                                 2000                  1999
                                             ------------          ------------
CONTINUING OPERATIONS
  General and administrative                 $         (6)         $         (7)
  Interest Income                                       1                     0
  Gain on Sale of Securities                            0                     0
                                             ------------          ------------

NET INCOME <LOSS>                            $          5          $         (7)
                                             ------------          ------------

INCOME <LOSS> PER SHARE:

  NET LOSS PER SHARE (1)                     $        .00          $        .00
                                             ============          ============

WEIGHTED AVERAGE NUMBER
 OF SHARES:                                    15,625,272            15,625,272
                                             ============          ============


(1) - Less than $.01 per share.



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CELLCOM CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED MARCH 31, 2000 AND 1999 (UNAUDITED)


             (Dollar amounts in thousands except per share amounts)


                                                      Six Months Ended,
                                                          March 31,

                                                 2000                  1999
                                             ------------          ------------

CONTINUING OPERATIONS
  General and administrative                 $        (17)         $        (15)
  Interest income                                       1                     0
  Gain on Sale of Securities                           79                     0
                                             ------------          ------------

NET INCOME <LOSS>                            $         63          $        (22)
                                             ============          ============

INCOME <LOSS> PER SHARE:

  NET LOSS PER SHARE (1)                     $        .00          $        .00
                                             ============          ============

WEIGHTED AVERAGE NUMBER
 OF SHARES:                                    15,625,272            15,625,272
                                             ============          ============


(1) - Less than $.01 per share.




            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CELLCOM CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2000 AND 1999 (UNAUDITED)



                          (Dollar amounts in thousands)


                                                                Six Months Ended,
                                                                     March 31,

                                                                2000          1999
                                                             ----------    ----------

CASH FLOWS USED FOR OPERATING ACTIVITIES:

  Net income (loss)                                          $       63    $      (15)
  Adjustments to reconcile net income
    (loss) to net cash used for operating
    activities:
  Change in operating assets and liabilities:
    Decrease in accounts receivable                                   1             1
    Increase (decrease) in accounts payable                         (11)            8
                                                             ----------    ----------
NET CASH PROVIDED BY (USED FOR)
 OPERATING ACTIVITIES                                                53            (6)
                                                             ----------    ----------

NET CASH USED FOR INVESTING ACTIVITIES
    Loans to shareholders                                           (51)            0
                                                             ----------    ----------

NET CASH USED IN INVESTING ACTIVITIES                               (51)            0
                                                             ----------    ----------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                                 2            (6)
                                                             ----------    ----------

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                                               0            11
                                                             ----------    ----------

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                                            $        2    $        5
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

          The financial information at March 31, 2000 and for the three months and six months ended March 31, 2000 are unaudited and reflect all adjustments (that include only normal recurring adjustments) which are, in the opinion of Management, necessary for a fair presentation of the financial position, results of operations and cash flows for interim periods.

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

4.        LOAN TO CELLCOM PRESIDENT

          The Company loaned its President $50,000 on December 16, 1999. Interest is receivable monthly at 10% per annum, principal is due in full on or before June 15, 2000. As of March 31, 2000, interest has been recorded as a receivable in the amount of $1,000. The loan to Mr. Brown, as well as the interest accrued, is recorded as Notes Receivable Shareholders on the Company's March 31, 2000 balance sheet.

          <<<<<As of the date of filing of this Form 10-QSB the interest accrued through March 31, 2000 has been paid by Mr. Brown.>>>>>


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

          LIQUIDITY AND CAPITAL RESOURCES

          As of March 31, 2000, the Company has sufficient current assets to pay its current and anticipated operating expenses for the current fiscal year ending September 30, 2000. In

          December 1999, the Company sold its interest in cellular phone company for $79,299. The ownership interest was previously deemed worthless and written off in a previous year. For additional information on this transaction, please see footnote 7 in the September 30, 1999 10-KSB.

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

          RESULTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999

          The Company had no operating revenues for the three month period ended March 31, 2000 or 1999.

          The Company incurred general and administrative expenses of $6,000 and $7,000 during the three month period ended March 31, 2000 and 1999, respectively. The Company continues to incur administrative expenses even though it has no operations. The Company also recorded $1,000 for interest income on the loan to its president.

                    SIX MONTHS ENDED MARCH 31, 2000 AND 1999

          The Company had no operating revenues for the six month periods ended March 31, 2000 or 1999.

          The Company incurred general and administrative expenses of $17,000 and $15,000 during the six month period ended March 31, 2000 and 1999, respectively. The Company continues to incur administrative expenses even though it has no operations. The Company also recorded $1,000 for interest income on the loan to its president.

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

Dated:            April 27, 2000
                  Las Vegas, Nevada            CELLCOM CORP.


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