Form 10QSB
period 2000-06-30
CELLCOM CORP
filed 2000-08-16
CIK 737275

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

{X} Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 2000

{ } Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number                  0-13615
                                        -------


                                 CELLCOM CORP.
       -----------------------------------------------------------------
       (Exact name of Small Business Issuer as specified in its charter)


          Delaware                                 06-1106964
   ------------------------                  ------------------------
   (State of Incorporation)                  (IRS Employer ID Number)


                520 South Fourth Street, Las Vegas, Nevada 89101
                ------------------------------------------------
                    (Address of principal executive offices)


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

                    X     Yes                 _____ No

The issuer had 15,625,272 shares of Common Stock outstanding as of July 25, 2000.

Transitional Small Business Disclosure Format:

                    X     Yes                 _____ No

CELLCOM CORP. AND SUBSIDIARIES
FORM 10-QSB INDEX

                                                            PAGE #
                                                            ------
PART I- FINANCIAL INFORMATION

Condensed Consolidated Balance Sheets as of
June 30, 2000 (Unaudited) and September 30, 1999........       3

Condensed Consolidated Statements of Operations for
the Three Months Ended June 30, 2000 and 1999
(Unaudited)..............................................      4

Condensed Consolidated Statements of Operations for
the Nine Months Ended June 30, 2000 and 1999
(Unaudited)..............................................      5

Condensed Consolidated Statements of Cash Flows for the
Nine Months Ended June 30, 2000 and 1999 (Unaudited).....      6

Notes to the Condensed Consolidated Financial
Statements (Unaudited)...................................      7

Management's Discussion and Analysis ....................      8


PART II- OTHER INFORMATION


Exhibits and Reports on Form 8-K.........................      9

Signatures...............................................     10

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements



CELLCOM CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2000 (UNAUDITED) AND SEPTEMBER 30, 1999


                          (Dollar amounts in thousands)

                                                06/30/00             09/30/99
                                                --------             --------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                       $      3             $      0
Accounts Receivable                                    2                    5
Notes Receivable - Shareholders                       50                    0
                                                --------             --------

TOTAL CURRENT ASSETS                            $     55             $      5
                                                ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                      46                   49
Taxes payable                                          0                    0
                                                --------             --------
TOTAL CURRENT LIABILITIES                             46                   69
                                                --------             --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value;
  100,000,000 shares authorized
  and 15,625,272 shares issued
  and outstanding                                     16                   16
Additional paid-in capital                        11,046               11,046
Accumulated deficit                              (11,053)             (11,106)
                                                --------             --------

TOTAL STOCKHOLDERS' EQUITY                             9                  (44)
                                                --------             --------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                          $     55             $      5
                                                ========             ========

          SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CELLCOM CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED)

             (Dollar amounts in thousands except per share amounts)

                                                  Three Months Ended,
                                                        June 30,
                                        -------------------------------------
                                             2000                  1999
                                        ------------             ------------
CONTINUING OPERATIONS
  General and administrative            $         12             $          8
  Interest Income                                  1                        0
  Gain on Sale of Securities                       0                        0
                                        ------------             ------------

NET LOSS                                $        (11)            $         (8)
                                        ============             ============


LOSS PER SHARE:

  NET LOSS PER SHARE (1)                $        .00             $        .00
                                        ============             ============


WEIGHTED AVERAGE NUMBER
 OF SHARES:                               15,625,272               15,625,272
                                        ============             ============

(1) - Less than $.01 per share.

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CELLCOM CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED)

             (Dollar amounts in thousands except per share amounts)

                                                      Nine Months Ended,
                                                           June 30,
                                             -----------------------------------
                                                  2000                    1999
                                             ------------            ------------
CONTINUING OPERATIONS
  General and administrative                 $         29            $         23
  Interest income                                       3                       0
  Gain on Sale of Securities                           79                       0
                                             ------------            ------------

NET INCOME (LOSS)                            $         53            $        (23)
                                             ============            ============

INCOME (LOSS) PER SHARE:

  NET INCOME (LOSS) PER SHARE (1)            $        .00            $        .00
                                             ============            ============

WEIGHTED AVERAGE NUMBER
 OF SHARES:                                    15,625,272              15,625,272
                                               ==========              ==========

(1) - Less than $.01 per share.

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CELLCOM CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED)

                          (Dollar amounts in thousands)

                                                          Nine Months Ended,
                                                                June 30,
                                                         ---------------------
                                                         2000             1999
                                                         ----             ----
CASH FLOWS USED FOR OPERATING ACTIVITIES:

  Net income (loss)                                      $ 53             $(23)
  Adjustments to reconcile net income
    (loss) to net cash used for operating
    activities:
  Change in operating assets and liabilities:
    Decrease in accounts receivable                         3                0
    Increase (decrease) in accounts payable                (3)              13
                                                         ----             ----
NET CASH PROVIDED BY (USED FOR)
 OPERATING ACTIVITIES                                      53              (10)
                                                         ----             ----
NET CASH USED FOR INVESTING ACTIVITIES
    Loans to shareholders                                 (50)               0
                                                         ----             ----
NET CASH USED IN INVESTING ACTIVITIES                     (50)               0
                                                         ----             ----
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                       3              (10)
                                                         ----             ----
CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                                     0               11
                                                         ----             ----
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                                        $  3             $  1
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

          The financial information at June 30, 2000 and for the three months and nine months ended June 30, 2000 are unaudited and reflect all adjustments (that include only normal recurring adjustments) which are, in the opinion of Management, necessary for a fair presentation of the financial position, results of operations and cash flows for interim periods.

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

4.        LOAN TO CELLCOM PRESIDENT

          The Company loaned its President, Jay H. Brown, $50,000 on December 16, 1999. Interest is receivable monthly at 10% per annum, principal is due in full on or before September 15, 2000. As of June 30, 2000, interest has accrued in the amount of $205. The loan to Mr. Brown, as well as the interest accrued, is recorded as Notes Receivable - Shareholders on the Company's June 30, 2000 balance sheet.


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

          LIQUIDITY AND CAPITAL RESOURCES

          As of June 30, 2000, the Company has sufficient current assets to pay its current and anticipated operating expenses for the current fiscal year ending September 30, 2000. In December 1999, the Company sold its interest in cellular phone company for $79,299. The ownership interest was previously deemed worthless and written off in a previous year. For additional information on this transaction, please see footnote 7 in the September 30, 1999 10-KSB.

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

          RESULTS OF OPERATIONS

                    THREE MONTHS ENDED JUNE 30, 2000 AND 1999

          The Company had no operating revenues for the three month period ended June 30, 2000 or 1999.

          The Company incurred general and administrative expenses of $12,000 and $8,000 during the three month period ended June 30, 2000 and 1999, respectively. The Company continues to incur administrative expenses even though it has no operations.

                    NINE MONTHS ENDED JUNE 30, 2000 AND 1999

          The Company had no operating revenues for the nine month periods ended June 30, 2000 or 1999.

          The Company incurred general and administrative expenses of $29,000 and $23,000 during the nine month period ended June 30, 2000 and 1999, respectively. The Company continues to incur administrative expenses even though it has no operations.

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

Dated:            August 14, 2000
                  Las Vegas, Nevada          CELLCOM CORP.


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