Form 10KSB40
period 2000-09-30
CELLCOM CORP
filed 2001-02-23
CIK 737275

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                   FORM 10-KSB


[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

   For the fiscal year ended:                            Commission File Number:
       September 30, 2000                                        0-13615
   --------------------------                            -----------------------


                                  CELLCOM CORP.

    ------------------------------------------------------------------------
           (Name of Small Business Issuer as specified in Its charter)

           Delaware                                      06-1106964
-------------------------------              -----------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

                520 South Fourth Street, Las Vegas, Nevada 89101
        -----------------------------------------------------------------
               (Address of principal executive offices, including
                                    zip code)

                                 (702) 474-9920
        -----------------------------------------------------------------
                (Issuer's telephone number, including area code)

             Securities registered pursuant to Section 12(b) of the
                   Act: None Securities registered pursuant to
                           Section 12(g) of the Act:
                          Common Stock, $.001 par value
                     ---------------------------------------
                                (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by the
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and
(2) has been subject to the filing requirements for the past 90 days.

                                 X      Yes            No
                            -----------     ----------

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

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of November 3, 2000 was $234,379. On such date, the closing price of the Company's Common Stock was $.015.

Transitional small business disclosure format.

                                        Yes      X     No
                            -----------     ----------

The registrant had 15,625,272 shares of Common Stock outstanding as of November 27, 2000.

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

         On April 16, 1992, the Company and its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. As of September 30, 1995 all administrative, secured and priority claims were settled. Additional information on the Bankruptcy may be obtained in the September 30, 1999 Annual Report on Form 10-KSB.

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

          None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2000.

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         (a) The Company's common stock is traded in the over-the-counter market. The following table sets forth the high and low bid prices for the Company's common stock for the periods indicated, as reported by brokers and dealers making a market in the common stock:

                         Fiscal 2000                                Fiscal 1999
                  ------------------------                    ------------------------
Quarter             High                   Low                  High                  Low
-------           --------               --------             --------              --------
First             $ .08                  $ .005               $ 0.015               $ 0.01
Second            $ .085                 $ .02                $ 0.015               $ 0.01
Third             $ .025                 $ .015               $ 0.12                $ 0.008
Fourth            $ .015                 $ .015               $ 0.055               $ 0.015


         The aforesaid quotations do not represent actual transactions and do not include retail mark-ups, mark-downs or commissions.

         (b) As of November 27, 2000 there were 768 holders of record of the Company's common stock.

         (c) The Company has not paid any dividends on its common stock since its inception.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF CONTINUING OPERATIONS

LIQUIDITY, CAPITAL RESOURCES AND RESULTS FROM CONTINUING OPERATIONS

         The Company does not have sufficient cash to pay its current and anticipated operating expenses for the following fiscal year. During the fiscal year ended September 30, 2000, the company incurred administrative expenses of $46,000. In December 1999, the Company sold its minority interest in cellular phone company for $79,300. The minority interest had been deemed worthless and written off in a prior year.

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

Name                        Age               Position With Company
----                        ---               ---------------------
Jay H. Brown                59                Chairman, Chief Executive Officer
                                               and President

William S. Taylor           39                Executive Vice President,
                                               Secretary and Director

David A. Obal               36                Chief Financial Officer
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

         William S. Taylor has been a Director of the Company since June 1989. He also serves as Executive Vice President and Secretary. Mr Taylor was employed by the Company from 1984 through May 31, 1992 in various sales and marketing capacities. Since June 1992, Mr. Taylor has operated as a communications and office product wholesaler in New Jersey. He is a member of the Radio Club of America.

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

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table summarizes the aggregate compensation paid by the Company to the Chief Executive Officer. No executive officer of the Company received total compensation in excess of $100,000 during the last three years:

                                      Annual Compensation                    Long-Term Compensation
                           -----------------------------------------     --------------------------------------
                                                                           Awards         Payouts
                                                                      ----------------   ----------
                                                           Other      Restricted         Long-Term     All
Name and                                                  Annual     Stock Option        Incentive    Other
Principal Position         Year      Salary$    Bonus$  Compensation    Awards    SARs    Payouts  Compensation
------------------         ----      -------    ------  ------------    ------    ----    -------  ------------
Jay H. Brown               2000         0         0           0           0        0         0         0
 Chairman, Chief           1999         0         0           0           0        0         0         0
 Executive Officer         1998         0         0           0           0        0         0         0
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

Title of    Name and Address                     Nature of                                    % of
Class       of Beneficial Owner                  Ownership           # of Shares              Class(1)
------      -------------------                  ---------           -----------              -----
Common      Jay H. Brown                         Record and          3,931,774                25.2%
Stock       520 South Fourth St.                 Beneficial
            Las Vegas, NV 89101

Common      William S. Taylor                    Record and            933,331                 6.0%
Stock       50 Springbrook Rd.                   Beneficial
            Livingston, NJ  07039

Common      Joseph W. Namath                     Record and          1,333,332 (3)             8.5%
Stock       and James Walsh                      Beneficial
            300 East 51st Street
            New York, NY 10022

Common      SBK Investment Partners              Record and           866,667                  5.5%
Stock       605 Third Avenue                     Beneficial
            New York, NY  10158

Common      Tassinari Family Trust                        Record and          1,000,000                 6.4%
Stock       Post Office Box 81890                         Beneficial
            Las Vegas, NV  89180

Common      All Officers and                              Record and          4,865,105                31.1%
Stock       Directors as a                                Beneficial
            Group (consisting
            of 2 persons)

---------------------------------

(1) All percentages are based on a total of 15,625,272 shares outstanding as of November 27, 2000.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of September 30, 2000 the Company loaned Jay H. Brown, President of the Company $50,000. The balance is due in full on June 30, 2001. As of February 23, 2001, the loan receivable has been paid in full.

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

          23.1 Consent of Independent Public Accountants.

     (b)  Reports on Form 8-K

          None

                                  CELLCOM CORP.
                          INDEX TO FINANCIAL STATEMENTS

                                                                             Page
                                                                             ----

Report of Independent Public Accountants ..................................    8



Financial Statements:


     Balance Sheet as of September 30, 2000 ...............................    9


     Statements of Operations for the Years Ended September 30, 2000
        and September 30, 1999 ............................................   10


     Statements of Changes in Stockholders' Deficit for the years ended
        September 30, 2000 and September 30, 1999 .........................   11


     Statements of Cash Flows for the Years Ended September 30, 2000
        and September 30, 1999 ............................................   12


     Notes to the Financial Statements ....................................   13

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
Cellcom Corp.
Las Vegas, Nevada

We have audited the accompanying balance sheet of Cellcom Corp. (a Delaware corporation) as of September 30, 2000 and 1999, and the related statements of operations, changes in stockholders' deficit and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cellcom Corp. as of September 30, 2000 and 1999, and the results of their operations and their cash flows for the years ended September 30, 2000 and 1999, in conformity with generally accepted accounting principles.

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


/s/ BRADSHAW SMITH & CO., LLP



Las Vegas, Nevada
November 15, 2000
(Except for Note 5, as to which
date is February 16, 2001)

CELLCOM CORP.
BALANCE SHEETS
SEPTEMBER 30, 2000 AND 1999
-------------------------------------------------------------------------------


           (Dollar amounts in thousands except for per share amounts)


ASSETS                                                2000            1999
                                                    --------        --------
CURRENT ASSETS:
   Cash and cash equivalents                        $      1        $     --
   Accounts receivable                                     1               5
   Loan receivable, related party                         50              --
                                                    --------        --------

TOTAL ASSETS                                              52               5
                                                    ========        --------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                       59              49
                                                    --------        --------

TOTAL CURRENT LIABILITIES                                 59              49
                                                    --------        --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Common stock, $.001 par value; 100,000,000
     shares authorized and 15,625,272 shares
     issued and outstanding                               16              16
   Additional paid-in capital                         11,046          11,046
   Accumulated deficit                               (11,069)        (11,106)
                                                    --------        --------
TOTAL STOCKHOLDERS' DEFICIT                               (7)            (44)
                                                    --------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT         $     52        $      5
                                                    ========        ========


                      SEE NOTES TO THE FINANCIAL STATEMENTS

CELLCOM CORP.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999
-------------------------------------------------------------------------------


           (Dollar amounts in thousands except for per share amounts)

                                                2000                1999
                                            ------------        ------------
OPERATING EXPENSES:
  General and administrative expenses       $         46        $         45


NET OPERATING LOSS                          $        (46)       $        (45)

OTHER INCOME
     Gain on Sale of Securities                       79                  --
     Interest Income                                   4                  --
     Reversal of tax accrual                          --                  53
                                            ------------        ------------

NET INCOME (LOSS)                           $         37        $          8
                                            ============        ============

INCOME (LOSS) PER SHARE                     $      0.002        $      0.001
                                            ============        ============


WEIGHTED AVERAGE NUMBER OF SHARES             15,625,272          15,625,272
                                            ============        ============


                      SEE NOTES TO THE FINANCIAL STATEMENTS

CELLCOM CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999
-------------------------------------------------------------------------------


               (Dollar amounts and number of shares in thousands)


                                     COMMON STOCK        ADDI-
                                  ------------------     TIONAL
                                  OUTSTANDING            PAID-IN      ACCUMULATED
                                  SHARES      AMOUNT     CAPITAL        DEFICIT         TOTAL
                                  ------      ------     -------     -------------    ---------
BALANCE, SEPTEMBER 30, 1998       15,625       $16       $11,046       $(11,114)       $ 52

Net Income (Loss)                     --        --            --              8           8
                                  ------       ---       -------       --------        ----

BALANCE, SEPTEMBER 30, 1999       15,625        16        11,046        (11,106)        (44)

Net Income (Loss)                     --        --            --             37          37
                                  ------       ---       -------       --------        ----

BALANCE, SEPTEMBER 30, 2000       15,625       $16       $11,046       $(11,069)       $ (7)
                                  ======       ===       =======       ========        ====


                      SEE NOTES TO THE FINANCIAL STATEMENTS

CELLCOM CORP.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999
-------------------------------------------------------------------------------


                          (Dollar amounts in thousands)

                                                           2000        1999
                                                           ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $ 37        $  8
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Changes in operating assets and liabilities:
    (Decrease) increase in accounts receivable                4          (1)
    Decrease in other assets                                 --           1
    Increase in accounts payable                             10          34
    Decrease in taxes payable                                --         (53)
                                                           ----        ----

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          51         (11)

CASH USED IN INVESTING ACTIVITIES
     Loans to related parties                               (50)         --
                                                           ----        ----
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          1         (11)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                                       --          11
                                                           ----        ----
CASH AND CASH EQUIVALENTS
  AT END OF YEAR                                           $  1        $ --
                                                           ====        ====


                      SEE NOTES TO THE FINANCIAL STATEMENTS

CELLCOM CORP.
NOTES TO THE FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

          ORGANIZATION AND NATURE OF BUSINESS: - Cellcom Corp. (the "Company") was incorporated in the state of Delaware in October 1983 and currently has no operations. It is principally engaged in managing its assets and administering its liabilities.

          CASH AND CASH EQUIVALENTS: - All highly liquid instruments with original maturities of three months or less are considered cash equivalents.

          EARNINGS PER SHARE CALCULATIONS: - Per share amounts have been calculated based on 15.6 and 15.6 million weighted average number of common shares outstanding for the years ended September 30, 2000 and 1999. The Company has no common stock equivalents.

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

2.        PETITION FOR RELIEF UNDER CHAPTER 11:

          On April 16, 1992, the Company and its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. As of September 30, 1995 all administrative, secured and priority claims were settled. Additional information on the Bankruptcy may be obtained in the September 30, 1999 Annual Report on Form 10-KSB.

3.        INCOME TAXES:

          The Company follows the provisions of SFAS No. 109 "Accounting for Income Taxes." SFAS No. 109 requires the recognition of deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. The standard requires recognition of a deferred tax asset to the extent that realization of such asset is more likely than not; otherwise, a valuation allowance is applied. As of September 30, 2000 and 1999, the Company determined that its deferred tax asset of $3.4 million and $3.4 million, consists primarily of its net operating loss carryforward of $9.6 million and $9.6 million, did not satisfy the recognition criteria set forth in the standard and accordingly, a valuation allowance was recorded to fully reserve the deferred tax asset.

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

5.        RELATED PARTY TRANSACTIONS:

          a) Cellcom Corp., having no operations in 2000 and 1999, paid David Obal, the Company's Chief Financial Officer, for preparation and filing of the required SEC documents and bookkeeping services, which were conducted out of his personal offices.

          b) Loan receivable, related party:

          Loan receivable, related party at September 30, 2000 consisted of a loan to the Company's president for $50,000. The loan bears interest at 10% per annum and the principal is due in full on June 30, 2001. As of February 23, 2001 the loan receivable has been paid in full.

          The Company recognized interest income of $4,000 on this loan receivable during the year ended September 30, 2000.

6.        GOING CONCERN:

          The Company does not have sufficient cash to pay its current and anticipated operating expenses for the following fiscal year. During the fiscal year ended September 30, 2000 and 1999, the company incurred administrative expenses of $46,000 and $45,000. Management plans to raise additional capital by selling stock or obtaining outside financing; however, the Company does not have firm commitments for stock purchases or financing from outside sources or its present officers and directors.

7.        SALE OF MINORITY INTEREST:

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

Dated:  February 23, 2001                        CELLCOM CORP.

    By: /s/ Jay H. Brown
        ---------------------
                                         Jay H. Brown, President

          In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and the date indicated:

Signature                            Title                              Date
---------                            -----                              ----
/s/ Jay H. Brown
---------------------------
Jay H. Brown                         President, Chief                   February 23, 2001
                                       Executive Officer
                                       and Director



/s/ William S. Taylor
---------------------------
William S. Taylor                    Executive Vice                     February 23, 2001
                                       President, Secretary
                                       and Director


/s/ David A. Obal
---------------------------
David A. Obal                        Chief Financial and                February 23, 2001
                                       Accounting Officer
                                       and Director