Form 10QSB
period 2000-12-31
CELLCOM CORP
filed 2001-03-30
CIK 737275

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 31, 2000

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


Commission File Number     0-13615
                         -----------


                                  CELLCOM CORP.

       ------------------------------------------------------------------
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

                                 (702) 474-9920
       -------------------------------------------------------------------
                (Issuer's telephone number, Including Area Code)

Check whether the Issuer: (1) has filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to the filing requirements for at least the past 90 days.

                          X     Yes                   No
                      ---------             ---------

The Issuer had 15,625,272 shares of Common Stock outstanding as of February 23, 2001.

Transitional Small Business Disclosure Format:

                          X     Yes                   No
                      ---------             ---------

CELLCOM CORP.
FORM 10-QSB INDEX
================================================================================


                                                                                 PAGE  #
                                                                               --------------
PART I- FINANCIAL INFORMATION

Condensed Balance Sheets as of December 31, 2000
(Unaudited) and September 30, 2000.........................                     3

Condensed Statements of Operations for the Three Months
Ended December 31, 2000 and 1999 (Unaudited)...............                     4

Condensed Statements of Cash Flows for the Three Months
Ended December 31, 2000 and 1999 (Unaudited)...............                     5

Notes to the Condensed Financial Statements
(Unaudited)................................................                     6

Management's Discussion and Analysis ......................                     7


PART II- OTHER INFORMATION


Exhibits and Reports on Form 8-K...........................                     8

Signatures.................................................                     9


CELLCOM CORP.
CONDENSED BALANCE SHEETS
DECEMBER 31, 2000 (UNAUDITED) AND SEPTEMBER 30, 2000
================================================================================

                                 (Dollar amounts in thousands)

                                                               12/31/00          09/30/00
                                                        -----------------     ---------------
ASSETS
--------------------------------------------
CURRENT ASSETS:
Cash and cash equivalents                                      $      0          $      1
Other current assets                                                  1                 0
Notes Receivable - Shareholders                                      50                51
                                                              ----------        ----------

TOTAL CURRENT ASSETS                                           $     51          $     52
                                                              ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------
CURRENT LIABILITIES:
Accounts payable                                                     66                59
Taxes payable                                                         0                 0
                                                              ----------        ----------

TOTAL CURRENT LIABILITIES                                            66                59
                                                              ----------        ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value;
  100,000,000 shares authorized
  and 15,625,272 shares issued
  and outstanding                                                    15                15
Additional paid-in capital                                       11,046            11,046
Accumulated deficit                                             (11,076)          (11,068)
                                                              ----------        ----------

TOTAL STOCKHOLDERS' EQUITY                                          (15)               (7)
                                                              ----------        ----------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                                         $     51          $     52
                                                              ==========        ==========









                 SEE NOTES TO THE CONDENSED FINANCIAL STATEMENTS

CELLCOM CORP.
CONDENSED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999 (UNAUDITED)
--------------------------------------------------------------------------------

                    (Dollar amounts in thousands except per share amounts)


                                                                    Three Months Ended,
                                                                        December 31,
                                                            --------------------------------
                                                                 2000              1999
                                                             -----------       -----------
CONTINUING OPERATIONS
  General and administrative                                 $        8        $       11
  Gain on Sale of Securities                                          0                79
                                                             ===========       ===========

NET INCOME <LOSS>                                            $       (8)       $       68
                                                             ===========       ===========

INCOME <LOSS> PER SHARE:

NET LOSS PER SHARE                                           $      .00(1)      $     .00 (1)
                                                             ===========      ============

WEIGHTED AVERAGE NUMBER
 OF SHARES:                                                  15,625,272        15,625,272
                                                             ===========       ===========


(1) - Less than $.01 per share.




















                   SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

CELLCOM CORP.
CONDENSED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999 (UNAUDITED)
--------------------------------------------------------------------------------

                                 (Dollar amounts in thousands)


                                                                    Three Months Ended,
                                                                         December 31,
                                                             ------------------------------
                                                                 2000              1999
                                                             -----------       -----------
CASH FLOWS USED FOR OPERATING ACTIVITIES:

  Net income (loss)                                          $       (8)       $       68
  Adjustments to reconcile net income
    (loss) to net cash used for operating
    activities:
  Change in operating assets and liabilities:
    Decrease (Increase) in accounts receivable                       (1)                1
    Increase (Decrease) in accounts payable                           7                (7)
                                                             -----------       -----------
NET CASH PROVIDED BY (USED FOR)
 OPERATING ACTIVITIES                                                (2)               62
                                                             -----------       -----------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
     Loans to Shareholders                                            1               (50)
                                                             -----------       -----------

NET CASH USED IN INVESTING ACTIVITIES:                                1               (50)
                                                             -----------       -----------

NET CHANGE IS CASH                                                    1                12
                                                             -----------       -----------

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                                               1                 0
                                                             -----------       -----------

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                                             $       0         $      12
                                                             ===========       ===========











                   SEE NOTES TO CONDENSED FINANCIAL STATEMENTS
                                       5

CELLCOM CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


1.      BASIS OF PRESENTATION

        The accompanying financial statements of Cellcom Corp. have been prepared on a going concern basis which contemplates the realization of assets and the settlements of liabilities and commitments in the ordinary course of business.

        The financial information at December 31, 2000 and for the three months ended December 31, 2000 are unaudited and reflect all adjustments (that include only normal recurring adjustments) which are, in the opinion of Management, necessary for a fair presentation of the financial position, results of operations and cash flows for interim periods.

2.      PETITION FOR RELIEF UNDER CHAPTER 11

        On April 16, 1992, the Company filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court of the Southern District of New York. As of September 30, 1995 all administrative, secured and priority claims were settled. Additional information on the Bankruptcy may be obtained in the September 30, 1999 Annual Report on Form 10-KSB.


4.      RELATED PARTY TRANSACTIONS

        Notes Receivable - Shareholders at December 31, 2000 consisted of a loan to the Company's president for $50,000. The loan bears interest at 10% per annum and the principal is due in full on June 30, 2001. As of February 23, 2001 the loan receivable has been paid in full.

CELLCOM CORP.
MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

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

        LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 2000, the Company does not have sufficient assets to pay its current and anticipated operating expenses for the current fiscal year ending September 30, 2001.

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

        RESULTS OF OPERATIONS

                  THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999

        The Company had no operating revenues for the three month period ended December 31, 2000 or 1999. The Company incurred general and administrative expenses of $8,000 and $11,000 during the three month period ended December 31, 2000 and 1999, respectively. The Company continues to incur administrative expenses even though it has no operations.

PART II. - OTHER INFORMATION


Item 6. - Exhibits and reports on Form 8-K.

            None.

CELLCOM CORP.
SIGNATURES
--------------------------------------------------------------------------------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:         February 23, 2001
               Las Vegas, Nevada                CELLCOM CORP.


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

