Form 10QSB
period 2001-03-31
CELLCOM CORP
filed 2001-05-23
CIK 737275

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

{X} Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2001

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

The issuer had 15,625,272 shares of Common Stock outstanding as of April 14, 2001.

Transitional Small Business Disclosure Format:

                      X     Yes                                No
                  ---------                          ---------

CELLCOM CORP. AND SUBSIDIARIES
FORM 10-QSB INDEX
--------------------------------------------------------------------------------

                                                                         PAGE  #
                                                                         -------
PART I- FINANCIAL INFORMATION

Condensed Consolidated Balance Sheets as of
March 31, 2001 (Unaudited) and September 30, 2000........                      3

Condensed Consolidated Statements of Operations for
the Three Months Ended March 31, 2001 and 2000
(Unaudited)..............................................                      4

Condensed Consolidated Statements of Operations for
the Six Months Ended March 31, 2001 and 2000
(Unaudited)..............................................                      5

Condensed Consolidated Statements of Cash Flows for the
Six Months Ended March 31, 2001 and 2000 (Unaudited).....                      6

Notes to the Condensed Consolidated Financial
Statements (Unaudited)...................................                      7

Management's Discussion and Analysis ....................                      7


PART II- OTHER INFORMATION


Exhibits and Reports on Form 8-K.........................                      9

Signatures...............................................                     10

                         PART 1 - FINANCIAL INFORMATION

Item 1.           Financial Statements



CELLCOM CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2001 (UNAUDITED) AND SEPTEMBER 30, 2000
--------------------------------------------------------------------------------



                          (Dollar amounts in thousands)

                                                       03/31/01        09/30/00
                                                       --------        --------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                              $      0        $      1
Other Current Assets                                          2               0
Notes Receivable - Shareholders                              38              51
                                                       --------        --------

TOTAL CURRENT ASSETS                                   $     40        $     52
                                                       ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                             62              59
Taxes payable                                                 0               0
                                                       --------        --------

TOTAL CURRENT LIABILITIES                                    62              59
                                                       --------        --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value;
  100,000,000 shares authorized
  and 15,625,272 shares issued
  and outstanding                                            16              16
Additional paid-in capital                               11,046          11,046
Accumulated deficit                                     (11,084)        (11,068)
                                                       --------        --------

TOTAL STOCKHOLDERS' EQUITY                                  (22)             (7)
                                                       --------        --------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                                 $     40        $     52
                                                       ========        ========



          SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CELLCOM CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)
--------------------------------------------------------------------------------


             (Dollar amounts in thousands except per share amounts)


                                                      Three Months Ended,
                                                           March 31,
                                               --------------------------------
                                                    2001              2000
                                               ------------        ------------
CONTINUING OPERATIONS
  General and administrative                   $         (9)       $         (6)
  Interest Income                                         1                   1
  Gain on Sale of Securities                              0                   0
                                               ------------        ------------

NET INCOME (LOSS)                              $         (8)       $         (5)
                                               ============        ============

INCOME (LOSS) PER SHARE:

  NET LOSS PER SHARE (1)                       $        .00        $        .00
                                               ============        ============
WEIGHTED AVERAGE NUMBER
 OF SHARES:                                      15,625,272          15,625,272
                                               ============        ============


(1) - Less than $.01 per share.





            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CELLCOM CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)
--------------------------------------------------------------------------------

             (Dollar amounts in thousands except per share amounts)

                                                       Six Months Ended,
                                                           March 31,
                                               --------------------------------
                                                    2001              2000
                                               ------------        ------------
CONTINUING OPERATIONS
  General and administrative                   $        (17)       $        (17)
  Interest income                                         2                   1
  Gain on Sale of Securities                           --                    79
                                               ------------        ------------

NET INCOME (LOSS)                              $        (15)       $         63
                                               ============        ============

INCOME (LOSS) PER SHARE:

  NET LOSS PER SHARE (1)                       $        .00        $        .00
                                               ============        ============

WEIGHTED AVERAGE NUMBER
 OF SHARES:                                      15,625,272          15,625,272
                                               ============        ============


(1) - Less than $.01 per share.






            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CELLCOM CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)
--------------------------------------------------------------------------------


                          (Dollar amounts in thousands)


                                                       Six Months Ended,
                                                           March 31,
                                               --------------------------------
                                                    2001              2000
                                               ------------        ------------
CASH FLOWS USED FOR OPERATING ACTIVITIES:

  Net income (loss)                              $     (15)         $        63
  Adjustments to reconcile net income
    (loss) to net cash used for operating
    activities:
  Change in operating assets and liabilities:
    Decrease (increase) in current assets               (2)                   1
    Increase (decrease) in accounts payable              3                  (11)

NET CASH PROVIDED BY (USED FOR)
                                               -----------         ------------
 OPERATING ACTIVITIES                                  (14)                  53
                                               ------------        ------------

NET CASH USED FOR INVESTING ACTIVITIES
    Loans to shareholders                                13                 (51)
                                               ------------        ------------

NET CASH USED IN INVESTING ACTIVITIES                    13                 (51)
                                               ------------        ------------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                   (1)                   2
                                               ------------        ------------

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                                  1                    0
                                               ------------        ------------

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                                $       0        $           2
                                               ============        ============




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

         The financial information at March 31, 2001 and for the three months and six months ended March 31, 2001 are unaudited and reflect all adjustments (that include only normal recurring adjustments) which are, in the opinion of Management, necessary for a fair presentation of the financial position, results of operations and cash flows for interim periods.

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

3.       RELATED PARTY TRANSACTIONS

         Notes Receivable - Shareholders at March 31, 2001 consisted of a loan to the Company's president for $38,000. The loan bears interest at 10% per annum and the principal is due in full on June 30, 2001.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
--------------------------------------------------------------------------------


         OVERVIEW

         The Company has had no operations since it came out of Bankruptcy in October 1993. Please see the accompanying footnote to the consolidated financial statements.

         LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2001, the Company does not have sufficient assets to pay its current and anticipated operating expenses for the current fiscal year ending September 30, 2001.

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

         RESULTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

         The Company had no operating revenues for the three month period ended March 31, 2001 or 2000.

         The Company incurred general and administrative expenses of $9,000 and $6,000 during the three month period ended March 31, 2001 and 2000, respectively. The Company continues to incur administrative expenses even though it has no operations. The Company also recorded $1,000 for interest income on the loan to its president during the three month period ending March 31, 2001.

                    SIX MONTHS ENDED MARCH 31, 2001 AND 2000

         The Company had no operating revenues for the six month periods ended March 31, 2001 or 2000.

         The Company incurred general and administrative expenses of $17,000 and $17,000 during the six month period ended March 31, 2001 and 2000, respectively. The Company continues to incur administrative expenses even though it has no operations. The Company also recorded $2,000 and $1,000 for interest income on the loan to its president during the six months ended March 31, 2001 and 2000.

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

Dated:            May 16, 2001
                  Las Vegas, Nevada          CELLCOM CORP.


                                             By:/s/ Jay H. Brown
                                                ------------------------------

                                                 Jay H. Brown
                                                 President and
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)


                                             By:/s/ David A. Obal
                                                ------------------------------

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