Form 10QSB
period 2001-06-30
CELLCOM CORP
filed 2001-08-15
CIK 737275

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

{X} Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2001

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

                  X     Yes                                No


The issuer had 15,625,272 shares of Common Stock outstanding as of July 31, 2001.

Transitional Small Business Disclosure Format:

                  X     Yes                                No

CELLCOM CORP.
FORM 10-QSB INDEX

                                                                       PAGE  #
                                                                       -------
PART I- FINANCIAL INFORMATION

Condensed Balance Sheets as of June 30, 2001
(Unaudited) and September 30, 2000.......................                 3

Condensed Statements of Operations for the Three

Months Ended June 30, 2001 and 2000 (Unaudited)..........                 4

Condensed Statements of Operations for the Nine

Months Ended June 30, 2001 and 2000 (Unaudited)..........                 5

Condensed Statements of Cash Flows for the Nine

Months Ended June 30, 2001 and 2000 (Unaudited)..........                 6

Notes to the Condensed Financial Statements (Unaudited)..                 7

Management's Discussion and Analysis ....................                 7


PART II- OTHER INFORMATION

Exhibits and Reports on Form 8-K.........................                 8

Signatures...............................................                 9

                         PART 1 - FINANCIAL INFORMATION

Item 1.           Financial Statements

CELLCOM CORP.
CONDENSED BALANCE SHEETS
JUNE 30, 2001 (UNAUDITED) AND SEPTEMBER 30, 2000

                                                 (Dollar amounts in thousands)
                                                 -----------------------------
                                                 06/30/01             09/30/00
                                                 --------             --------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                        $      0             $      1
Accounts Receivable                                     1                    0
Notes Receivable - Shareholders                        37                   51
                                                 --------             --------

TOTAL CURRENT ASSETS                             $     38             $     52
                                                 ========             ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable                                 $     71             $     59
Taxes payable                                           0                    0
                                                 --------             --------

TOTAL CURRENT LIABILITIES                              71                   59
                                                 --------             --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value;
  100,000,000 shares authorized
  and 15,625,272 shares issued
  and outstanding                                      16                   16
Additional paid-in capital                         11,046               11,046
Accumulated deficit                               (11,094)             (11,068)
                                                 --------             --------

TOTAL STOCKHOLDERS' DEFICIT                           (33)                  (7)
                                                 --------             --------

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT                                          $     38             $     52
                                                 ========             ========

                 SEE NOTES TO THE CONDENSED FINANCIAL STATEMENTS

CELLCOM CORP.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)

             (Dollar amounts in thousands except per share amounts)

                                                 Three Months Ended,
                                                       June 30,
                                        -------------------------------------
                                            2001                     2000
                                        ------------             ------------
CONTINUING OPERATIONS
  General and administrative            $         11             $         12
  Interest Income                                  1                        1
  Gain on Sale of Securities                       0                        0
                                        ------------             ------------

NET LOSS                                $        (10)            $        (11)
                                        ============             ============

LOSS PER SHARE:

  NET LOSS PER SHARE (1)                $        .00             $        .00
                                        ============             ============

WEIGHTED AVERAGE NUMBER
 OF SHARES:                               15,625,272               15,625,272
                                        ============             ============

(1) - Less than $.01 per share.

                   SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

CELLCOM CORP.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)

             (Dollar amounts in thousands except per share amounts)

                                                      Nine Months Ended,
                                                           June 30,
                                            ------------------------------------
                                                2001                    2000
                                            ------------            ------------
CONTINUING OPERATIONS
  General and administrative                $         29            $         29
  Interest income                                      3                       3
  Gain on Sale of Securities                           0                      79
                                            ------------            ------------

NET INCOME (LOSS)                           $        (26)           $         53
                                            ============            ============


INCOME (LOSS) PER SHARE:

  NET INCOME (LOSS) PER SHARE (1)           $        .00            $        .00
                                            ============            ============


WEIGHTED AVERAGE NUMBER
 OF SHARES:                                   15,625,272              15,625,272
                                            ============            ============

(1) - Less than $.01 per share.

                   SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

CELLCOM CORP.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)

                          (Dollar amounts in thousands)

                                                              Nine Months Ended,
                                                                   June 30,
                                                          -------------------------
                                                           2001               2000
                                                          ------             ------
CASH FLOWS USED FOR OPERATING ACTIVITIES:

  Net income (loss)                                       $  (26)            $   53
  Adjustments to reconcile net income
    (loss) to net cash used for operating
    activities:
  Change in operating assets and liabilities:

    Decrease (increase) in accounts receivable                (1)                 3
    Increase (decrease) in accounts payable                   12                 (3)
                                                          ------             ------
NET CASH PROVIDED BY (USED FOR)
 OPERATING ACTIVITIES                                        (15)                53
                                                          ------             ------

NET CASH PROVIDED BY (USED FOR)
 INVESTING ACTIVITIES
    Loans to shareholders                                     14                (50)
                                                          ------             ------

NET CASH PROVIDED BY (USED FOR)
 INVESTING ACTIVITIES                                         14                (50)
                                                          ------             ------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                         (1)                 3
                                                          ------             ------

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                                        1                  0
                                                          ------             ------

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                                         $    0             $    3
                                                          ======             ======

                   SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

CELLCOM CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.        BASIS OF PRESENTATION

          The accompanying financial statements of Cellcom Corp. have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the ordinary course of business.

          The financial information at June 30, 2001 and for the three months and nine months ended June 30, 2001 are unaudited and reflect all adjustments (that include only normal recurring adjustments) which are, in the opinion of Management, necessary for a fair presentation of the financial position, results of operations and cash flows for interim periods.

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

3.        RELATED PARTY TRANSACTIONS

          Notes Receivable - Shareholders at June 30, 2001 consists of a loan to the Company's president for $37,000. The loan bears interest at 10% per annum and the principal is due in full on September 30, 2001.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

          OVERVIEW

          The Company has had no operations since it came out of Bankruptcy in October 1993. Please see the accompanying footnote to the financial statements.

          LIQUIDITY AND CAPITAL RESOURCES

          As of June 30, 2001, the Company does not have sufficient current assets to pay its current and anticipated operating expenses for the current fiscal year ending September 30, 2001.

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

          RESULTS OF OPERATIONS

                    THREE MONTHS ENDED JUNE 30, 2001 AND 2000

          The Company had no operating revenues for the three month period ended June 30, 2001 or 2000.

          The Company incurred general and administrative expenses of $11,000 and $12,000 during the three month period ended June 30, 2001 and 2000, respectively. The Company continues to incur administrative expenses even though it has no operations.

                    NINE MONTHS ENDED JUNE 30, 2001 AND 2000

          The Company had no operating revenues for the nine month periods ended June 30, 2001 or 2000.

          The Company incurred general and administrative expenses of $29,000 and $29,000 during the nine month period ended June 30, 2001 and 2000, respectively. The Company continues to incur administrative expenses even though it has no operations.

PART II. - OTHER INFORMATION

Item 6. - Exhibits and reports on Form 8-K.

          A.    Exhibits

                None.

          B.    Reports on Form 8-k.

                None.

CELLCOM CORP.
SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:            August 15, 2001
                  Las Vegas, Nevada         CELLCOM CORP.


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