Form 10KSB40
period 2001-09-30
CELLCOM CORP
filed 2002-03-25
CIK 737275

U.S.SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-KSB

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended:                              Commission File Number:
September 30, 2001                                      0-13615


CELLCOM CORP.

(Name of Small Business Issuer as specified in Its charter)

Delaware                                  06-1106964
(State or other jurisdiction of           (IRS Employer Identification Number)
incorporation or organization)

520 South Fourth Street, Las Vegas, Nevada 89101
(Address of principal executive offices, including zip code)

(702) 568-0781
(Issuer's telephone number, including area code)

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
                                   X      Yes            No
                                 -----             -----
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                       X
                                     -----
Issuer's revenues for the most recent fiscal year are $0.

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of February 5, 2002 was $156,253. On such date, the closing price of the Company's Common Stock was $.01.

The registrant had 15,625,272 shares of Common Stock outstanding as of February 5, 2002.

Transitional small business disclosure format.
                                          Yes      X   No
                                   -----         -----

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

      On April 16, 1992, the Company and its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. As of September 30, 1995, all administrative, secured and priority claims were settled. Additional information on the Bankruptcy may be obtained in the September 30, 1999 Annual Report on Form 10-KSB.

      (b)   FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

      Since July 28, 1992, the Company has not been engaged in any industry segments. The Company currently has no operations.

      (c)   NARRATIVE DESCRIPTION OF BUSINESS

            OPERATIONS

      The Company currently has no operations. It is principally engaged in managing its assets (principally cash) and administering its liabilities. The Company has been, and is, in the process of evaluating potential business opportunities which could be attained by merger or acquisition. If the Company embarks on a new business venture, no assurance can be given regarding the future success of such a business due to all the attendant costs and risks associated with starting or acquiring a new business.

            EMPLOYEES

      The Company currently has no employees.

      (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

      The Company does not have any foreign operations or sales.

ITEM 2.     PROPERTIES

      None.

ITEM 3.     LEGAL PROCEEDINGS

      None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2001.

                                    PART II.

ITEM 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      (a) The Company's common stock is traded in the over-the-counter market. The following table sets forth the high and low bid prices for the Company's common stock for the periods indicated, as reported by brokers and dealers making a market in the common stock:

                          Fiscal 2001                 Fiscal 2000
                          -----------                 -----------
      Quarter        High           Low           High            Low
      -------        ----           ----          ----            ---
       First        $.014           $.013           $.08            $.005
       Second       $.019           $.01            $.085           $.02
       Third        $.01            $.01            $.025           $.015
       Fourth       $.021           $.014           $.055           $.015

       The aforesaid quotations do not represent actual transactions and do not include retail mark-ups, mark-downs or commissions.

       (b) As of February 5, 2002 there were 768 holders of record of the Company's common stock.

      (c) The Company has not paid any dividends on its common stock since its inception.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF CONTINUING OPERATIONS

LIQUIDITY , CAPITAL RESOURCES AND RESULTS FROM CONTINUING OPERATIONS

       The Company does not have sufficient cash to pay its current and anticipated operating expenses for the following fiscal year. During the fiscal year ended September 30, 2001, the company incurred administrative expenses of $45,000. In December 1999, the Company sold its minority interest in a cellular phone company for $79,300. The minority interest had been deemed worthless and written off in a prior year.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE
       None.

                                     PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Set forth below are the names of the directors and executive officers of the Company along with certain information relating to business experience of each of the listed directors and officers.


      Name                    Age          Position With Company
      ----                    ---          ---------------------
      Jay H. Brown            60           Chairman, Chief Executive Officer
                                            and President

      William S. Taylor       40                Executive Vice President,
                                            Secretary and Director

      David A. Obal           37           Chief Financial Officer
                                            and Director

      Directors are elected until the next annual meeting of stockholders or until their successors are duly elected and qualified. Officers serve at the discretion of the Board of Directors. The Board of Directors does not have Audit, Compensation or Nomination committees.

      Jay H. Brown has been Chairman, Chief Executive Officer and President since the Company's formation in October 1983, and devoted substantially all of his time to the Company's business affairs from February 1, 1989 through July 31, 1992. Since August 1992, he has worked as a management consultant for Nationwide Cellular Service, Inc., and has practiced law in Las Vegas, Nevada.

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

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

      The following table summarizes the aggregate compensation paid by the Company to the Chief Executive Officer. No executive officer of the Company received total compensation in excess of $100,000 during the last three years:

                                         Annual Compensation
Name and                                 -------------------
Principal Position            Year      Salary$     Bonus$
------------------            ----      -------     ------
Jay H. Brown                  2001        0           0
 Chairman, Chief              2000        0           0
 Executive Officer            1999        0           0
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


Title of     Name and Address         Nature of                                   % of
Class        of Beneficial Owner      Ownership                # of Shares      Class(1)
-----        -------------------      ---------                -----------      --------
Common     Jay H. Brown               Record and               3,931,774         25.2%
Stock      520 South Fourth St.       Beneficial
           Las Vegas, NV 89101

Common     William S. Taylor          Record and                 933,331          6.0%
Stock      50 Springbrook Rd.         Beneficial
           Livingston, NJ  07039

Common     Joseph W. Namath           Record and               1,333,332 (3)      8.5%
Stock      and James Walsh            Beneficial
           300 East 51st Street
           New York, NY 10022

Common     SBK Investment             Record and                866,667           5.5%
Stock      Partners                   Beneficial
           605 Third Avenue
           New York, NY  10158

Common     Tassinari Family           Record and               1,000,000          6.4%
Stock      Trust                      Beneficial
           Post Office Box 81890
           Las Vegas, NV  89180

Common     All Officers and           Record and               4,865,105         31.1%
Stock      Directors as a             Beneficial
           Group (consisting
           of 2 persons)


(1) All percentages are based on a total of 15,625,272 shares outstanding as of February 5, 2002.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      As of September 30, 2001 the Company loaned Jay H. Brown, President of the Company, $32,655. The balance is due in full on June 30, 2002. As of February 28, 2002, the loan receivable had a balance of $23,174, including accrued interest, which accrues at 10%.

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

           10.2 The Promissory Note from Jay H. Brown, President of the Company, dated December 31, 2001.

           23.1 Consent of Independent Public Accountants.

      (b)  Reports on Form 8-K

           None

                                   CELLCOM CORP.
                           INDEX TO FINANCIAL STATEMENTS

                                                                      Page
                                                                      ----
Independent Auditors' Report .....................................      8

Financial Statements:

  Balance Sheet as of September 30, 2001 and September 30, 2000 ..      9

  Statements of Operations for the Years Ended September 30, 2001
    and September 30, 2000 .......................................     10

  Statements of Changes in Stockholders' Deficit for the years
    ended September 30, 2001 and September 30, 2000 ..............     11

  Statements of Cash Flows for the Years Ended September 30, 2001
    and September 30, 2000 .......................................     12

  Notes to the Financial Statements ..............................     13


                           INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Cellcom Corp.
Las Vegas, Nevada

We have audited the accompanying balance sheets of Cellcom Corp. (a Delaware corporation) as of September 30, 2001 and 2000, and the related statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We have conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cellcom Corp. as of September 30, 2001 and 2000, and the results of their operations and their cash flows for the years ended September 30, 2001 and 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ BRADSHAW SMITH & CO., LLP

Las Vegas, Nevada
November 15, 2001
(Except for Note 4, as to which
date is February 28, 2002)

CELLCOM CORP.
BALANCE SHEETS
SEPTEMBER 30, 2001 AND 2000
================================================================================

            (Dollar amounts in thousands except for per share amounts)

ASSETS                                             2001               2000
-------------------------------------              ----               ----
CURRENT ASSETS:
   Cash and cash equivalents                    $          --      $           1
   Accounts receivable                                      1                  1
   Loan receivable, related party                          33                 50
                                                -------------      -------------

TOTAL ASSETS                                               34                 52
                                                =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                        82                 59
                                                -------------      -------------

TOTAL CURRENT LIABILITIES                                  82                 59
                                                -------------      -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Common stock, $.001 par value;
    100,000,000 shares authorized and
    15,625,272 shares issued and
    outstanding                                            16                 16
  Additional paid-in capital                           11,046             11,046
  Accumulated deficit                                 (11,110)           (11,069)
                                                -------------      -------------
TOTAL STOCKHOLDERS' DEFICIT                               (48)                (7)
                                                -------------      -------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT     $          34      $          52
                                                =============      =============

                       SEE NOTES TO THE FINANCIAL STATEMENTS

CELLCOM CORP.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000
================================================================================
            (Dollar amounts in thousands except for per share amounts)


                                               2001              2000
                                          ------------      ------------
OPERATING EXPENSES:
  General and administrative expenses     $         45      $         46
                                          ------------      ------------


NET OPERATING LOSS                        $        (45)     $        (46)

OTHER INCOME
     Gain on Sale of Securities                     --                79
     Interest Income                                 4                 4
                                          ------------      ------------

NET INCOME (LOSS)                         $        (41)     $         37
                                          ============      ============

INCOME (LOSS) PER SHARE                   $      (.003)     $       .002
                                          ============      ============


WEIGHTED AVERAGE NUMBER OF SHARES           15,625,272        15,625,272
                                          ============      ============




                       SEE NOTES TO THE FINANCIAL STATEMENTS

CELLCOM CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000
================================================================================
                (Dollar amounts and number of shares in thousands)

                                       COMMON STOCK       ADDI-
                             --------------------------   TIONAL
                              OUTSTANDING                 PAID-IN    ACCUMULATED
                                SHARES        AMOUNT       CAPITAL      DEFICIT        TOTAL
                                --------     --------     --------     --------      --------
BALANCE, SEPTEMBER 30, 1999       15,625     $     16     $ 11,046     $(11,106)     $     44

Net Income                            --           --           --           37            37
                                --------     --------     --------     --------      --------

BALANCE, SEPTEMBER 30, 2000       15,625           16       11,046      (11,069)           (7)

Net Loss                              --           --           --          (41)          (41)
                                --------     --------     --------     --------      --------
BALANCE, SEPTEMBER 30, 2001       15,625     $     16     $ 11,046     $(11,110)     $    (48)
                                ========     ========     ========     ========      ========



                       SEE NOTES TO THE FINANCIAL STATEMENTS

CELLCOM CORP.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000
================================================================================
                           (Dollar amounts in thousands)

                                                           2001         2000
                                                         -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                      $   (41)     $    37
  Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
    Changes in operating assets and liabilities:
    Decrease in accounts receivable                           --            4
    Increase in accounts payable                              23           10
                                                         --------------------
NET CASH PROVIDED BY (USED IN) OPERATING                     (18)          51
ACTIVITIES

CASH FLOWS FROM INVESTING ACTIVITIES
     Loans to related parties                                (38)         (50)
     Loans repayments from related parties                    55           --
                                                         --------------------
NET CASH PROVIDED BY (USED IN) INVESTING                      17          (50)
ACTIVITIES
                                                         --------------------

NET INCREASE (DECREASE) IN CASH AND CASH                      (1)           1
EQUIVALENTS

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                                         1           --
                                                         --------------------
CASH AND CASH EQUIVALENTS
  AT END OF YEAR                                             $--      $     1
                                                         ====================




                       SEE NOTES TO THE FINANCIAL STATEMENTS

CELLCOM CORP.
NOTES TO THE FINANCIAL STATEMENTS
================================================================================
1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     ORGANIZATION AND NATURE OF BUSINESS: - Cellcom Corp. (the "Company") was incorporated in the state of Delaware in October 1983 and currently has no operations. It is principally engaged in managing its assets and administering its liabilities.

     CASH AND CASH EQUIVALENTS: - All highly liquid instruments with original maturities of three months or less are considered cash equivalents.

     EARNINGS PER SHARE CALCULATIONS: - Per share amounts have been calculated based on 15.6 million weighted average number of common shares outstanding for the years ended September 30, 2001 and 2000. The Company has no common stock equivalents.

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

2.   PETITION FOR RELIEF UNDER CHAPTER 11:

     On April 16, 1992, the Company and its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. As of September 30, 1995 all administrative, secured and priority claims were settled. Additional information on the Bankruptcy may be obtained in the September 30, 2000 Annual Report on Form 10-KSB.

3.   INCOME TAXES:

     The Company follows the provisions of SFAS No. 109 "Accounting for Income Taxes." SFAS No. 109 requires the recognition of deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. The standard requires recognition of a deferred tax asset to the extent that realization of such asset is more likely than not; otherwise, a valuation allowance is applied. As of September 30, 2001 and 2000, the Company determined that its deferred tax asset of $3.4 million and $3.4 million, consists primarily of its net operating loss carryforward of $9.6 million and $9.6 millon, did not satisfy the recognition criteria set forth in the standard and accordingly, a valuation allowance was recorded to fully reserve the deferred tax asset.

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

4.   RELATED PARTY TRANSACTIONS:

     a) Cellcom Corp., having no operations in 2001 and 2000, paid David Obal, the Company's Chief Financial Officer, for preparation and filing of the required SEC documents and bookkeeping services, which were conducted out of his personal offices.

     b) Loan receivable, related party:

     Loan receivable, related party at September 30, 2000 consisted of a loan to the Company's president for $50,000. During the fiscal year ended September 30, 2001, this loan was repaid and a new loan was made to the Company's president for $38,000. The new loan bears interest at 10 per annum and the principal is due in full on June 30, 2002. As of February 28, 2002 the loan has a balance of $23,000.

     The Company recognized interest income of $4,000 on these loans receivable during the year ended September 30, 2001.

5.   GOING CONCERN:

     The Company does not have sufficient cash to pay its current and anticipated operating expenses for the following fiscal year. During the fiscal year ended September 30, 2001 and 2000, the company incurred administrative expenses of $45,000 and $46,000. Management plans to raise additional capital by selling stock or obtaining outside financing; however, the Company does not have firm commitments for stock purchases or financing from outside sources or its present officers and directors.

6.   SALE OF MINORITY INTEREST:

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

Dated:  March 21, 2002                              CELLCOM CORP.

        By: /s/ Jay H. Brown
           -----------------------

                                                    Jay H. Brown, President

     In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and the date indicated:

Signature                       Title                   Date
---------                       -----                   ----
/s/ Jay H. Brown
--------------------------
Jay H. Brown                    President, Chief        March 21, 2002
                                Executive Officer
                                and Director



/s/ William S. Taylor
--------------------------
William S. Taylor               Executive Vice          March 21, 2002
                                President, Secretary
                                and Director


/s/ David A. Obal
--------------------------
David A. Obal                   Chief Financial and     March 21, 2002
                                Accounting Officer
                                and Director
