Form 10QSB
period 2001-12-31
CELLCOM CORP
filed 2002-05-15
CIK 737275

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

{X} Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 31, 2001

Commission File Number     0-13615

CELLCOM CORP.
(Name of Small Business Issuer as specified in its Charter)


Delaware                         06-1106964
(State of Incorporation)        (IRS Employer ID Number)


520 South Fourth Street, Las Vegas, Nevada 89101
(Address of principal executive offices)

(702)568-0781
(Issuer's telephone number, including Area Code)

Check whether the Issuer: (1) has filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to the filing requirements for at least the past 90 days.

                               X     Yes                       No

The Issuer had 15,625,272 shares of Common Stock outstanding as of April 5,
2002.

Transitional Small Business Disclosure Format:

                               X     Yes                       No

CELLCOM CORP.
FORM 10-QSB INDEX

                                                             PAGE  #
                                                             -------
PART I- FINANCIAL INFORMATION

Condensed Balance Sheets as of December 31, 2001
(Unaudited) and September 30, 2001                             3

Condensed Statements of Operations for the Three Months

Ended December 31, 2001 and 2000 (Unaudited)                   4

Condensed Statements of Cash Flows for the Three Months
Ended December 31, 2001 and 2000 (Unaudited)                   5

Notes to the Condensed Financial Statements (Unaudited)        6

Management's Discussion and Analysis                           6


PART II- OTHER INFORMATION

Exhibits and Reports on Form 8-K                               8

Signatures                                                     9

Item 1.  Financial Statements

CELLCOM CORP.
CONDENSED BALANCE SHEETS
DECEMBER 31, 2001 (UNAUDITED) AND SEPTEMBER 30, 2001



                          (Dollar amounts in thousands)

                                             12/31/01         09/30/01
                                             --------         --------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                    $      0         $      0
Other current assets                                1                1
Notes Receivable - Shareholders                    32               33
                                             --------         --------

TOTAL CURRENT ASSETS                         $     33         $     34
                                             ========         ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable                                   89               82
                                             --------         --------

TOTAL CURRENT LIABILITIES                          89               82
                                             --------         --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value;
  100,000,000 shares authorized
  and 15,625,272 shares issued
  and outstanding                                  15               15
Additional paid-in capital                     11,046           11,046
Accumulated deficit                           (11,118)         (11,110)
                                             --------         --------

TOTAL STOCKHOLDERS' DEFICIT                       (56)             (48)
                                             --------         --------

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT                                      $     33         $     34
                                             ========         ========

                 SEE NOTES TO THE CONDENSED FINANCIAL STATEMENTS

CELLCOM CORP.
CONDENSED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000 (UNAUDITED)


             (Dollar amounts in thousands except per share amounts)


                                           Three Months Ended
                                              December 31,
                                    ------------------------------------
                                        2001                    2000
                                    ------------------------------------
CONTINUING OPERATIONS
  General and administrative        $          9            $          9
  Interest Income                              1                       1
                                    ------------            ------------

NET INCOME (LOSS)                   $         (8)           $         (8)
                                    ------------            ------------

INCOME (LOSS) PER SHARE:

NET LOSS PER SHARE                  $        .00(1)         $        .00(1)

WEIGHTED AVERAGE NUMBER
 OF SHARES:                           15,625,272              15,625,272
                                    ============            ============

(1) - Less than $.01 per share.


                   SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

CELLCOM CORP.
CONDENSED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000 (UNAUDITED)


                          (Dollar amounts in thousands)

                                                Three Months Ended,
                                                    December 31,

                                                 2001        2000
                                                  ---         ---
CASH FLOWS USED FOR OPERATING ACTIVITIES:

  Net loss                                        $(8)        $(8)
  Adjustments to reconcile net loss to
    net cash used for operating activities
  Change in operating assets
    and liabilities:
    Increase in other current assets                0          (1)
    Increase in accounts payable                    7           7
                                                  ---         ---

NET CASH PROVIDED BY (USED FOR)
 OPERATING ACTIVITIES                              (1)         (2)
                                                  ---         ---

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans to Related Parties                          0           0
  Loan Repayments from Related Parties              1           1
                                                  ---         ---

NET CASH PROVIDED BY (USED IN)
 INVESTING ACTIVITIES:                              1           1
                                                  ---         ---

NET CHANGE IS CASH                                  0          (1)
                                                  ---         ---

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                             0           1
                                                  ---         ---

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                                 $ 0         $ 0
                                                  ===         ===



                   SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

CELLCOM CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.        BASIS OF PRESENTATION

          The accompanying financial statements of Cellcom Corp. have been prepared on a going concern basis, which contemplates the realization of assets and the settlements of liabilities and commitments in the ordinary course of business.

          The financial information at December 31, 2001 and for the three months ended December 31, 2001 are unaudited and reflect all adjustments (that include only normal recurring adjustments) which are, in the opinion of Management, necessary for a fair presentation of the financial position, results of operations and cash flows for interim periods.

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

4.        RELATED PARTY TRANSACTIONS

          Notes Receivable - Shareholders at December 31, 2001 consisted of a loan to the Company's president for $31,972. The loan bears interest at 10% per annum and the principal is due in full on June 30, 2002. As of March 31, 2001 the loan receivable had a balance of $22,871.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

          OVERVIEW

          The Company has had no operations since it came out of Bankruptcy in October 1993. Please see the accompanying footnote to the consolidated financial statements.

          LIQUIDITY AND CAPITAL RESOURCES

          As of December 31, 2001, the Company does not have sufficient assets to pay its current and anticipated operating expenses for the current fiscal year ending September 30, 2002.

          If the Company embarks on a new business venture, no assurance can be given regarding the future success of such a business due to all the attendant costs and risks associated with starting or acquiring a new business.

          RESULTS OF OPERATIONS

                  THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000

          The Company had no operating revenues for the three month period ended December 31, 2001 or 2000. The Company incurred general and administrative expenses of $9,000 and $9,000 during the three month period ended December 31, 2001 and 2000, respectively. The Company continues to incur administrative expenses even though it has no operations.

PART II. - OTHER INFORMATION

Item 6. - Exhibits and reports on Form 8-K.

            None.

CELLCOM CORP.
SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:     May 14, 2002
           Las Vegas, Nevada                  CELLCOM CORP.


                                              By:/s/ Jay H. Brown
                                                 ----------------
                                                 Jay H. Brown
                                                 President and
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)

                                              By:/s/ David A. Obal
                                                 ----------------
                                                 David A. Obal
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                  Accounting Officer)