Form 10QSB
period 2002-03-31
CELLCOM CORP
filed 2002-05-15
CIK 737275

U.S.SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

{X} Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2002

Commission File Number     0-13615

CELLCOM CORP.
(Exact name of Small Business Issuer as specified in its charter)


Delaware                         06-1106964
(State of Incorporation)        (IRS Employer ID Number)

520 South Fourth Street, Las Vegas, Nevada 89101
(Address of principal executive offices)

(702) 568-0781
(Issuer's telephone number, including area code)

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

                               X     Yes                       No

CELLCOM CORP.
FORM 10-QSB INDEX

                                                            PAGE  #
                                                            -------
PART I- FINANCIAL INFORMATION

Condensed Balance Sheets as of March 31, 2002
(Unaudited) and September 30, 2001                              3

Condensed Statements of Operations for the Three Months

Ended March 31, 2002 and 2001 (Unaudited)                       4

Condensed Statements of Operations for the Six Months

Ended March 31, 2002 and 2001 (Unaudited)                       5

Condensed Statements of Cash Flows for the Six Months
Ended March 31, 2002 and 2001 (Unaudited)                       6

Notes to the Condensed Financial Statements (Unaudited)         7

Management's Discussion and Analysis                            7


PART II- OTHER INFORMATION

Exhibits and Reports on Form 8-K                                9

Signatures                                                     10


                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

CELLCOM CORP.
CONDENSED BALANCE SHEETS
MARCH 31, 2002 (UNAUDITED) AND SEPTEMBER 30, 2001



                          (Dollar amounts in thousands)

                                              03/31/02         09/30/01
                                              --------         --------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                    $      0         $      0
Other Current Assets                                1                1
Notes Receivable - Shareholders                    23               33
                                             --------         --------

TOTAL CURRENT ASSETS                         $     24         $     34
                                             ========         ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable                                   89               82
                                             --------         --------

TOTAL CURRENT LIABILITIES                          89               82
                                             --------         --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value;
  100,000,000 shares authorized
  and 15,625,272 shares issued
  and outstanding                                  16               16
Additional paid-in capital                     11,046           11,046
Accumulated deficit                           (11,126)         (11,110)
                                             --------         --------

TOTAL STOCKHOLDERS' DEFICIT                       (65)             (48)
                                             --------         --------

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT                                      $     24         $     34
                                             --------         --------



                 SEE NOTES TO THE CONDENSED FINANCIAL STATEMENTS

CELLCOM CORP.
CONDENSED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (UNAUDITED)


             (Dollar amounts in thousands except per share amounts)

                                            Three Months Ended,
                                                 March 31,
                                    ------------------------------------
                                         2002                 2001

CONTINUING OPERATIONS
  General and administrative        $         10            $          9
  Interest Income                              1                       1
                                    ------------            ------------

NET INCOME (LOSS)                   $         (9)           $         (8)

                                    ------------            ------------

INCOME (LOSS) PER SHARE:

  NET LOSS PER SHARE                $        .00(1)         $        .00(1)

WEIGHTED AVERAGE NUMBER
 OF SHARES:                           15,625,272              15,625,272
                                    ============            ============


(1) - Less than $.01 per share.

                   SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

CELLCOM CORP.
CONDENSED STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED MARCH 31, 2002 AND 2001 (UNAUDITED)


             (Dollar amounts in thousands except per share amounts)

                                             Six Months Ended,
                                                 March 31,
                                    ------------------------------------
                                         2002                   2001
                                    ------------------------------------
CONTINUING OPERATIONS
  General and administrative        $         19            $         17
  Interest income                              2                       2
                                    ------------            ------------

NET INCOME (LOSS))                  $        (17)           $        (15)
                                    ------------            ------------


INCOME (LOSS) PER SHARE:

  NET LOSS PER SHARE                $        .00(1)         $        .00(1)

WEIGHTED AVERAGE NUMBER
 OF SHARES:                           15,625,272              15,625,272
                                    ============            ============

(1) - Less than $.01 per share.

                   SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

CELLCOM CORP.
CONDENSED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2002 AND 2001 (UNAUDITED)


                          (Dollar amounts in thousands)

                                                  Six Months Ended,
                                                       March 31,
                                                  -----------------
                                                  2002         2001
                                                  ----         ----

CASH FLOWS USED FOR OPERATING ACTIVITIES:

  Net income (loss)                               $(17)        $(15)
  Adjustments to reconcile net loss to
    net cash used for operating activities
  Change in operating assets
    and liabilities:
    Decrease (increase) in current assets            0           (2)
    Increase in accounts payable                     7            3
                                                  ----         ----

NET CASH PROVIDED BY (USED FOR)
 OPERATING ACTIVITIES                              (10)         (14)
                                                  ----         ----

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans to Related Parties                           0            0
  Loan Repayments from Related Parties              10           13
                                                  ----         ----

NET CASH PROVIDED BY (USED IN)
 INVESTING ACTIVITIES                               10           13
                                                  ----         ----

NET CHANGE IN CASH                                   0           (1)
                                                  ----         ----

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                              0            1
                                                  ----         ----

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                                 $  0         $  0
                                                  ====         ====

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

          The financial information at March 31, 2002 and for the three months and six months ended March 31, 2002 are unaudited and reflect all adjustments (that include only normal recurring adjustments) which are, in the opinion of Management, necessary for a fair presentation of the financial position, results of operations and cash flows for interim periods.

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

3.        RELATED PARTY TRANSACTIONS

          Notes Receivable - Shareholders at March 31, 2002 consisted of a loan to the Company's president for $22,871. The loan bears interest at 10% per annum and the principal is due in full on June 30, 2002.

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

          RESULTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001

          The Company had no operating revenues for the three month period ended March 31, 2002 or 2001.

          The Company incurred general and administrative expenses of $10,000 and $9,000 during the three month period ended March 31, 2002 and 2001, respectively. The Company continues to incur administrative expenses even though it has no operations. The Company also recorded $1,000 and $1,000 for interest income on the loan to its president during the three month period ending March 31, 2002 and 2001, respectively.

                    SIX MONTHS ENDED MARCH 31, 2002 AND 2001

          The Company had no operating revenues for the six month periods ended March 31, 2002 or 2001.

          The Company incurred general and administrative expenses of $19,000 and $17,000 during the six month period ended March 31, 2002 and 2001, respectively. The Company continues to incur administrative expenses even though it has no operations. The Company also recorded $2,000 and $2,000 for interest income on the loan to its president during the six months ended March 31, 2002 and 2001.

PART II. - OTHER INFORMATION

Item 6. - Exhibits and reports on Form 8-K.

           None.

CELLCOM CORP.
SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:      May 14, 2002
            Las Vegas, Nevada            CELLCOM CORP.


                                         By:/s/ Jay H. Brown
                                            ----------------------
                                              Jay H. Brown
                                              President and
                                              Chief Executive Officer
                                              (Principal Executive Officer)

                                         By:/s/ David A. Obal
                                            ----------------------
                                              David A. Obal
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)