Form 10QSB
period 2002-06-30
CELLCOM CORP
filed 2002-08-30
CIK 737275

                     U.S.SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended June 30, 2002

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

The issuer had 15,625,272 shares of Common Stock outstanding as of August 5, 2002.

Transitional Small Business Disclosure Format:

                               X     Yes                       No
                           ---------                 ---------

CELLCOM CORP.
FORM 10-QSB INDEX



                                                                               PAGE  #
                                                                               -------
PART I- FINANCIAL INFORMATION

Condensed Balance Sheets as of June 30, 2002
(Unaudited) and September 30, 2001                                               3

Condensed Statements of Operations for the Three Months
Ended June 30, 2002 and 2001 (Unaudited)                                         4

Condensed Statements of Operations for the Nine Months
Ended June 30, 2002 and 2001 (Unaudited)                                         5

Condensed Statements of Cash Flows for the Nine Months
Ended June 30, 2002 and 2001 (Unaudited)                                         6

Notes to the Condensed Financial Statements (Unaudited)                          7

Management's Discussion and Analysis                                             7


PART II- OTHER INFORMATION


Exhibits and Reports on Form 8-K                                                 9

Signatures                                                                      10

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements



CELLCOM CORP.
CONDENSED BALANCE SHEETS
JUNE 30, 2002 (UNAUDITED) AND SEPTEMBER 30, 2001



                                         (Dollar amounts in thousands)

                                            06/30/02    09/30/01
                                           --------     --------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                  $      0     $      0
Other Current Assets                              2            1
Notes Receivable - Shareholders                  19           33
                                           --------     --------

TOTAL CURRENT ASSETS                       $     21     $     34
                                           ========     ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable                                 94           82
                                           --------     --------

TOTAL CURRENT LIABILITIES                        94           82
                                           --------     --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value;
  100,000,000 shares authorized
  and 15,625,272 shares issued
  and outstanding                                16           16
Additional paid-in capital                   11,046       11,046
Accumulated deficit                         (11,135)     (11,110)
                                           --------     --------

TOTAL STOCKHOLDERS' DEFICIT                     (73)         (48)
                                           --------     --------

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT                                    $     21     $     34
                                           ========     ========

                 SEE NOTES TO THE CONDENSED FINANCIAL STATEMENTS

CELLCOM CORP.
CONDENSED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)


             (Dollar amounts in thousands except per share amounts)

                                           Three Months Ended,
                                                 June 30,
                                      --------------------------------

                                          2002                 2001
                                      ------------        ------------
CONTINUING OPERATIONS
  General and administrative          $          8        $         11
  Interest Income                                0                   1
                                      ------------        ------------

NET LOSS                              $         (8)       $        (10)
                                      ------------        ------------

LOSS PER SHARE:

  NET LOSS PER SHARE                  $        .00(1)     $        .00(1)

WEIGHTED AVERAGE NUMBER
 OF SHARES:                             15,625,272          15,625,272
                                      ============        ============



(1) - Less than $.01 per share.


                   SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

CELLCOM CORP.
CONDENSED STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)


             (Dollar amounts in thousands except per share amounts)


                                          Nine Months Ended,
                                               June 30,
                                    -----------------------------

                                        2002              2001
                                    ------------     ------------
CONTINUING OPERATIONS
  General and administrative        $         27     $         29
  Interest income                              2                3
                                    ------------     ------------

NET LOSS                            $        (25)    $        (26)

                                    ------------     ------------
LOSS PER SHARE:

  NET LOSS PER SHARE                $        .00(1)  $        .00(1)

WEIGHTED AVERAGE NUMBER
 OF SHARES:                           15,625,272       15,625,272
                                    ============     ============


(1) - Less than $.01 per share.

                   SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

CELLCOM CORP.
CONDENSED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)

                          (Dollar amounts in thousands)



                                                    Nine Months Ended,
                                                         June 30,
                                                    ------------------
                                                     2002       2001
                                                    --------  --------
CASH FLOWS USED FOR OPERATING ACTIVITIES:

  Net loss                                          $(25)       $(26)
  Adjustments to reconcile net loss to
    net cash used for operating activities
  Change in operating assets
    and liabilities:
    Decrease (increase) in current assets             (1)         (1)
    Increase in accounts payable                      12          12
                                                    --------  --------

NET CASH USED FOR OPERATING ACTIVITIES               (14)        (15)
                                                    --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans to Related Parties                             0           0
  Loan Repayments from Related Parties                14          14
                                                    --------  --------

NET CASH PROVIDED BY INVESTING ACTIVITIES             14          14
                                                    --------  --------

NET CHANGE IN CASH                                     0          (1)
                                                    --------  --------

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                                0           1
                                                    --------  --------

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                                   $  0        $  0
                                                    ========  ========



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

          The financial information at June 30, 2002 and for the three months and nine months ended June 30, 2002 are unaudited and reflect all adjustments (that include only normal recurring adjustments) which are, in the opinion of Management, necessary for a fair presentation of the financial position, results of operations and cash flows for interim periods.

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

3.        RELATED PARTY TRANSACTIONS

          Notes Receivable - Shareholders at June 30, 2002 consisted of a loan to the Company's president for $19,364. The loan bears interest at 10% per annum and the principal is due in full on September 30, 2002.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


          OVERVIEW

          The Company has had no operations since it came out of Bankruptcy in October 1993. Please see the accompanying footnote to the consolidated financial statements.

          LIQUIDITY AND CAPITAL RESOURCES

          As of June 30, 2001, the Company does not have sufficient assets to pay its current and anticipated operating expenses for the current fiscal year ending September 30, 2002.

          If the Company embarks on a new business venture, no assurance can be given regarding the future success of such a business due to all the attendant costs and risks associated with starting or acquiring a new business.

          RESULTS OF OPERATIONS

                    THREE MONTHS ENDED JUNE 30, 2002 AND 2001

          The Company had no operating revenues for the three-month period ended June 30, 2002 or 2001.

          The Company incurred general and administrative expenses of $8,000 and $11,000 during the three-month period ended June 30, 2002 and 2001, respectively. The Company continues to incur administrative expenses even though it has no operations. The Company also recorded $494 and $948 for interest income on the loan to its president during the three-month period ending June 30, 2002 and 2001, respectively.

                    NINE MONTHS ENDED JUNE 30, 2002 AND 2001

          The Company had no operating revenues for the nine-month period ended June 30, 2002 or 2001.

          The Company incurred general and administrative expenses of $27,000 and $29,000 during the nine-month period ended June 30, 2002 and 2001, respectively. The Company continues to incur administrative expenses even though it has no operations. The Company also recorded $2,010 and $3,269 for interest income on the loan to its president during the nine-month period ended June 30, 2002 and 2001.

PART II. - OTHER INFORMATION

Item 6. - Exhibits and reports on Form 8-K.

                None.

CELLCOM CORP.
SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:            August 30, 2002
                  Las Vegas, Nevada             CELLCOM CORP.

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