Form 10KSB
period 2002-09-30
CELLCOM CORP
filed 2003-07-29
CIK 737275

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2002 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______

Commission file number 0-13615

                                  CELLCOM CORP.
                 (Name of small business issuer in its charter)

           Delaware                                             06-1106964
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

         520 South Fourth Street
            Las Vegas, Nevada                                        89101
(Address of principal executive offices)                          (Zip Code)

                    Issuer's Telephone Number (702) 568-0781

       Securities Registered Under Section 12(b) of the Exchange Act: NONE

         Securities Registered Under Section 12(g) of the Exchange Act:

                          Common stock, $.001 par value
                                (Title of class)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ ] No[X]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

      The issuer's revenues for the fiscal year ended September 30, 2002 were $0.

      The aggregate market value of the issuer's common stock held by non-affiliates as of March 24, 2003 was approximately $156,253. On such date, the closing price for the issuer's common stock, as quoted in the Pink Sheets, was $0.01.

      The issuer had 15,625,270 shares of common stock outstanding as of July 18, 2003.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

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

         (C)      NARRATIVE DESCRIPTION OF BUSINESS

                  OPERATIONS

         The Company currently has no operations. It is principally engaged in managing its assets and administering its liabilities. The Company has been, and is, in the process of evaluating potential business opportunities, which could be attained by merger or acquisition. If the Company embarks on a new business venture, no assurance can be given regarding the future success of such a business due to all the attendant costs and risks associated with starting or acquiring a new business.

                  EMPLOYEES

         The Company currently has no employees.

         (D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

         The Company does not have any foreign operations or sales.

ITEM 2. DESCRIPTION OF PROPERTY.

         None.

ITEM 3. LEGAL PROCEEDINGS.

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2002.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         (a) The Company's common stock is traded in the over-the-counter market. The following table sets forth the high and low bid prices for the Company's common stock for the periods indicated, as reported by brokers and dealers making a market in the common stock:

                                             Fiscal 2002                               Fiscal 2001
                                    ---------------------------               ---------------------------
        Quarter                       High                  Low                 High                  Low
        -------                       ----                  ---                 ----                  ---
        First                       $ .01                $ .005               $ .014               $ .013
        Second                      $ .01                $ .005               $ .019               $ .01
        Third                       $ .005               $ .005               $ .01                $ .01
        Fourth                      $ .01                $ .005               $ .021               $ .014

         The aforesaid quotations do not represent actual transactions and do not include retail mark-ups, mark-downs or commissions.

         (b) As of July 18, 2003, there were 770 holders of record of the Company's common stock.

         (c) The Company has not paid any dividends on its common stock since its inception.

         (d) The Company has no compensation plan under which its equity securities are authorized for issuance.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The Company had no business operations during the years ended 2002 and 2001, and there have been no significant changes in financial condition during the current year.

LIQUIDITY, CAPITAL RESOURCES AND RESULTS FROM CONTINUING OPERATIONS

         The Company does not have sufficient cash to pay its current and anticipated operating expenses for the following fiscal year. During the fiscal year ended September 30, 2002, the company incurred administrative expenses of $15,000.

         The Company has a net operating loss carryforward ("NOL") of approximately $9.6 million for both financial reporting and income tax purposes. The Company hopes to use this NOL to offset earnings in potential business opportunities subject to limitations on use as described below. If the Company embarks on a new business venture, no assurance can be given regarding the realizability of the tax carryforwards or the future success of such a business due to all the attendant costs and risks associated with starting or acquiring a new business.

         The tax loss carryforwards expire during the years 2004 through 2021. The Internal Revenue Code of 1986, as amended (the "Code"), imposes substantial limitations under certain circumstances on the use of tax loss carryforwards upon the occurrence of an "ownership change" (as defined in Section 382 of the Code). An "ownership change" can result from issuance of equity securities by the Company, purchases of the Company's securities in the secondary market or a combination of the foregoing.

ITEM 7. FINANCIAL STATEMENTS.

         The audited financial statements and related notes required by this
Item 7 begin on page F-1, following Part III of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         The Company appointed Piercy Bowler Taylor & Kern ("Piercy") as its new independent public accountant, effective with respect to Cellcom's fiscal year ended September 30, 2002. The change resulted from notification by the Company's previous accountants, Bradshaw, Smith & Co., LLP ("Bradshaw"), that Bradshaw was discontinuing its public company practice and would not perform any audit services for Cellcom following completion of Bradshaw's audit of Cellcom's financial statements for the fiscal year ended September 30, 2001. During the Company's two most recent fiscal years, there were no disagreements between Cellcom and Bradshaw, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Bradshaw's satisfaction would have caused Bradshaw to make reference to the subject matter of the disagreement(s) in connection with its reports. The Company previously reported this change in accountants in a Current Report on Form 8-K, dated April 11, 2003.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Set forth below are the names of the directors and executive officers of the Company along with certain information relating to business experience of each of the listed directors and officers.

         Name                       Age     Position With Company
         ----                       ---     ---------------------
         Jay H. Brown                       61      Chairman, Chief Executive Officer
                                            and President

         William S. Taylor          41      Executive Vice President,
                                            Secretary and Director

         David A. Obal              38      Chief Financial Officer
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

ITEM 10. EXECUTIVE COMPENSATION.

                           SUMMARY COMPENSATION TABLE

         The following table summarizes the aggregate compensation paid by the Company to the Chief Executive Officer. No executive officer of the Company received total compensation in excess of $100,000 during the last three years:

                                            Annual Compensation
Name and                            ------------------------------------
Principal Position                  Year             Salary$      Bonus$
------------------                  ----             -------      ------
Jay H. Brown                        2002                0            0
 Chairman, Chief                    2001                0            0
 Executive Officer                  2000                0            0
 and President

The Company does not have any long-term incentive compensation plans.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

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

Title of     Name and Address              Nature of                                    % of
Class        of Beneficial Owner           Ownership           # of Shares              Class(1)
------       -------------------           ---------           -----------              -----
Common       Jay H. Brown                  Record and          3,931,774                25.2%
Stock        520 South Fourth St.          Beneficial
             Las Vegas, NV 89101

Common       William S. Taylor             Record and            733,333                 4.7%
Stock        50 Springbrook Rd.            Beneficial
             Livingston, NJ 07039

Common       Joseph W. Namath              Record and          1,333,332 (3)             8.5%
Stock        and James Walsh               Beneficial
             300 East 51st Street
             New York, NY 10022

Common       SBK Investment Partners       Record and            966,666                 6.2%
Stock        605 Third Avenue              Beneficial
             New York, NY  10158

Common       Tassinari Family Trust        Record and          1,000,000                 6.4%
Stock        Post Office Box 81890         Beneficial
             Las Vegas, NV  89180

Common       All officers and              Record and          4,665,107                29.9%
Stock        directors as a                Beneficial
             group (consisting
             of 3 persons)

---------------------------------

(1) All percentages are based on a total of 15,625,270 shares outstanding as of July 18, 2003.

(2)      Represents less than 1%.

(3) Includes 666,666 shares of common stock owned of record by Joseph W. Namath and 666,666 shares of common stock owned of record by James Walsh. The Company has been advised by Messrs. Namath and Walsh that for the purposes of Section 16(a) of the Securities Exchange Act of 1934, each beneficially owns the shares owned of record by the other.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On September 15, 2000, the Company loaned $50,000 to Jay H. Brown, its President, pursuant to a promissory note repayable with interest, accrued at the rate of 10% per annum, on or before June 30, 2002. The balance due at June 30, 2002 was $19,364 and at December 31, 2002 was $15,700. The Company extended the due date on December 31, 2002 to June 30, 2003. The loan was paid in full in April 2003.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

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

                  10.1 Promissory Note from Jay H. Brown, President of the Company, dated December 31, 2002.

                  23.1     Consent of Piercy Bowler Taylor & Kern.

                  23.2     Consent of Bradshaw Smith & Co.

                  99.1 Statement of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

                  99.2 Statement of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K

                  No report on Form 8-K was filed during the last quarter of the period covered by this report.

ITEM 14. CONTROLS AND PROCEDURES.

         (a)      Evaluation of Disclosure Controls and Procedures

         Based on their evaluation as of a date within 90 days of the filing date of this report, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms.

         (b)      Changes in Internal Controls

         There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the disclosure controls subsequent to the Chief Executive Officer's and Chief Financial Officer's most recent evaluation, and there have been no corrective actions with regard to significant deficiencies and material weaknesses in such controls.

                                  CELLCOM CORP.
                          INDEX TO FINANCIAL STATEMENTS

                                                                                                                  Page
                                                                                                                  ----

Independent Auditors' Report - Piercy Bowler Talyor & Kern......................................................  F-2

Independent Auditors' Report - Bradshaw Smith & Co..............................................................  F-3

Financial Statements:

         Balance Sheet as of September 30, 2002 and September 30, 2001..........................................  F-4

         Statements of Operations for the Years Ended September 30, 2002
              and September 30, 2001............................................................................  F-5

         Statements of Stockholders' Deficit for the years ended
              September 30, 2002 and September 30, 2001.........................................................  F-6

         Statements of Cash Flows for the Years Ended September 30, 2002
              and September 30, 2001............................................................................  F-7

         Notes to the Financial Statements......................................................................  F-8

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Cellcom Corp.
Las Vegas, Nevada

We have audited the accompanying balance sheet of Cellcom Corp. as of September 30, 2002, and the related statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We have conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cellcom Corp. as of September 30, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principals generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Piercy, Bowler, Taylor & Kern

Las Vegas, Nevada
July 24, 2003

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Cellcom Corp.
Las Vegas, Nevada

We have audited the accompanying balance sheet of Cellcom Corp. as of September 30, 2001, and the related statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cellcom Corp. as of September 30, 2001, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Bradshaw Smith & Co., LLP

Las Vegas, Nevada
November 15, 2001
(Except for Note 3, as to which
date is February 28, 2002)

CELLCOM CORP.
BALANCE SHEETS
SEPTEMBER 30, 2002 AND 2001





           (Dollar amounts in thousands except for per share amounts)

                                                                                           2002     2001
                                                                                           ----     ----
ASSETS
CURRENT ASSETS:
   Accounts receivable                                                                   $     1  $     1
   Loan receivable, officer                                                                   17       33
                                                                                         -------  -------
                                                                                         $    18   $   34
                                                                                         =======   ======
LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY
CURRENT LIABILITIES:
   Accounts payable                                                                      $    81   $   82
                                                                                         -------  -------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY DEFICIENCY
   Common stock, $.001 par value; 100,000,000
     shares authorized and 15,625,270 shares
     issued and outstanding.                                                                  16       16
   Additional paid-in capital                                                             11,046   11,046
   Accumulated deficit                                                                   (11,125) (11,110)
                                                                                         -------  -------
TOTAL STOCKHOLDERS' EQUITY DEFICIENCY                                                        (63)     (48)
                                                                                         -------  -------
                                                                                         $    18  $    34
                                                                                         =======  =======

                      SEE NOTES TO THE FINANCIAL STATEMENTS

CELLCOM CORP.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001


           (Dollar amounts in thousands except for per share amounts)

                                                                           2002                  2001
                                                                           ----                  ----
General and administrative expenses                                    $       17           $       45

Interest income                                                                 2                    4
                                                                       ----------           ----------
NET LOSS                                                               $      (15)          $      (41)
                                                                       ----------           ----------
NET LOSS PER SHARE                                                     $    (.001)          $    (.003)
                                                                       ----------           ----------
WEIGHTED AVERAGE NUMBER OF SHARES                                      15,625,270           15,625,270
                                                                       ==========           ==========


                      SEE NOTES TO THE FINANCIAL STATEMENTS

CELLCOM CORP.
STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001


               (Dollar amounts and number of shares in thousands)

                                                COMMON STOCK               ADDI-
                                            ---------------------          TIONAL
                                            OUTSTANDING   PAID-IN        ACCUMULATED
                                              SHARES      AMOUNT           CAPITAL           DEFICIT     TOTAL
                                              ------      ------           -------           -------     -----

BALANCES, OCTOBER 1, 2000                   15,625           $16           $11,046           $(11,069)   $ (7)

Net Loss                                        --            --                --                (41)    (41)
                                            ------           ---           -------           --------    ----
BALANCES, SEPTEMBER 30, 2001                15,625            16            11,046            (11,110)    (48)

Net Loss                                       --             --                --                (15)    (15)
                                            ------           ---           -------           --------    ----
BALANCES, SEPTEMBER 30, 2002                15,625           $16           $11,046           $(11,125)   $(63)
                                            ======           ===           =======           ========    ====


                      SEE NOTES TO THE FINANCIAL STATEMENTS

CELLCOM CORP.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001



                          (Dollar amounts in thousands)

                                                                                   2002    2001
                                                                                   ----    ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                      $   (15)  $  (41)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Changes in operating assets and liabilities:
    Increase (decrease) in accounts payable                                          (1)      23
                                                                                -------   ------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                 (16)     (18)
                                                                                -------   ------
CASH FLOWS FROM INVESTING ACTIVITIES
     Loans to Company's President                                                     -      (38)
     Loans repayments from Company's President                                       16       55
                                                                                -------   ------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                  16       17
                                                                                -------   ------
NET DECREASE IN CASH                                                                  -       (1)

CASH AT BEGINNING OF YEAR                                                             -        1
                                                                                -------   ------
CASH AT END OF YEAR                                                             $     -   $    -
                                                                                =======   ======


                      SEE NOTES TO THE FINANCIAL STATEMENTS

CELLCOM CORP.
NOTES TO THE FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         ORGANIZATION AND NATURE OF BUSINESS: - Cellcom Corp. (the "Company") was incorporated in the state of Delaware in October 1983 and currently has no operations. It currently has no business operations. (See Note
         4)

         EARNINGS PER SHARE CALCULATIONS: - Per share amounts have been calculated based on 15.6 million weighted average number of common shares outstanding for the years ended September 30, 2002 and 2001. The Company has no common stock equivalents.

         USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS: - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts and may require revisions in future periods.

         FAIR VALUE OF FINANCIAL INSTRUMENTS: - Accounts receivable and accounts payable are reported as carrying amounts that approximate their fair value because of the short maturities of these instruments.

2.       INCOME TAXES:

         As of September 30, 2002 and 2001, the Company determined that its deferred tax asset of $3.4 million and $3.4 million, consists primarily of its net operating loss carryforward of $9.6 million and $9.6 million, and required a 100% valuation allowance.

         The tax loss carryforwards expire during the years 2004 through 2021. The Internal Revenue Code of 1986, as amended (the "Code"), imposes substantial limitations under certain circumstances on the use of carryforwards upon the occurrence of an "ownership change" (as defined in Section 382 of the Code).

3.       RELATED PARTY TRANSACTIONS:

         a)Cellcom Corp., having no operations in 2002 and 2001, paid David Obal, the Company's Chief Financial Officer, for preparation and filing of the required SEC documents and bookkeeping services, which were conducted from his personal offices.

         b)Loan receivable, officer:

         Loan receivable, officer at September 30, 2002, consisted of outstanding principal and accrued interest of $16,800 on a loan to the Company's president pursuant to a promissory note bearing interest at the rate of 10%, due in full on June 30, 2002. The Company extended the due date on December 31, 2002 to June 30, 2003. This loan was paid in full in April 2003. The Company recognized interest income of $2,000 on this loan receivable during the year ended September 30, 2002.

4.       GOING CONCERN:

         The Company does not have sufficient cash to pay its current and anticipated operating expenses for the following fiscal year. Management plans to raise

CELLCOM CORP.
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

         additional capital by selling stock or obtaining outside financing; however, the Company does not have firm commitments for stock purchases or financing from outside sources or its present officers and directors. The Company is currently searching out businesses which would be compatible in a merger or acquisition.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  July 24, 2003                        CELLCOM CORP.

                                         By: /s/ Jay H. Brown
                                             ------------------------------
                                             Jay H. Brown, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                   Title                               Date
---------                                   -----                               ----
/s/ Jay H. Brown
---------------------
Jay H. Brown                                President, Chief                    July 24, 2003
                                             Executive Officer
                                             and Director


/s/ William S. Taylor
---------------------
William S. Taylor                           Executive Vice                      July 24, 2003
                                             President, Secretary
                                             and Director

/s/ David A. Obal
---------------------
David A. Obal                               Chief Financial and                 July 24, 2003
                                             Accounting Officer
                                             and Director

                                 CERTIFICATIONS

      I, Jay H. Brown, certify that:

      1. I have reviewed this annual report on Form 10-KSB of Cellcom Corp. (the "registrant");

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal control; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 24, 2003                                  /s/ Jay H. Brown
                                                     ---------------------------
                                                     Jay H. Brown
                                                     Chief Executive Officer

     I, David A. Obal, certify that:

      1. I have reviewed this annual report on Form 10-KSB of Cellcom Corp. (the "registrant");

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal control; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 24, 2003                                  /s/ David A. Obal
                                                     ---------------------------
                                                     David A. Obal
                                                     Chief Financial Officer