Form 10KSB/A
period 2002-09-30
CELLCOM CORP
filed 2003-08-20
CIK 737275

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              AMENDMENT NO. 1 TO
                                 FORM 10-KSB

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

Dated:  August 20, 2003                      CELLCOM CORP.

                                         By: /s/ Jay H. Brown
                                             ------------------------------
                                             Jay H. Brown, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                   Title                               Date
---------                                   -----                               ----
/s/ Jay H. Brown
---------------------
Jay H. Brown                                President, Chief                    August 20, 2003
                                             Executive Officer
                                             and Director


/s/ William S. Taylor
---------------------
William S. Taylor                           Executive Vice                      August 20, 2003
                                             President, Secretary
                                             and Director

/s/ David A. Obal
---------------------
David A. Obal                               Chief Financial and                 August 20, 2003
                                             Accounting Officer
                                             and Director

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

Date: August 20, 2003                                /s/ Jay H. Brown
                                                     ---------------------------
                                                     Jay H. Brown
                                                     Chief Executive Officer

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

Date: August 20, 2003                                /s/ David A. Obal
                                                     ---------------------------
                                                     David A. Obal
                                                     Chief Financial Officer