Form 10QSB
period 2002-12-31
CELLCOM CORP
filed 2006-12-29
CIK 737275

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____ TO _____

                         COMMISSION FILE NUMBER 0-13615

                                 CELLCOM I CORP.
                 (Name of small business issuer in its charter)

            DELAWARE                                              06-1106964
(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                              Identification No.)

                             520 SOUTH FOURTH STREET
                             LAS VEGAS, NEVADA 89101
               (Address of principal executive offices) (Zip Code)

                                 (702) 353-5168
         (Small business issuer's telephone number, including area code)

Check whether the small business issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the small business issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

As of January 20, 2006, the Issuer had 15,875,270 shares of common stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                 Cellcom I Corp.

                         Quarterly report on Form 10-QSB
                         Quarter ended December 31, 2002

Table of contents

PART I - FINANCIAL INFORMATION

Item 1. Financial statements

        Balance sheets as of December 31, 2002 (unaudited) and September 30,
        2002                                                                     3

        Statements of operations for the three months ended December 31, 2002
        and December 31, 2001 (unaudited)                                        4

        Statements of stockholders' equity (deficiency) for the three months
        ended December 31, 2002  and December 31, 2001 (unaudited)               5

        Statements of cash flows for the three months ended December 31, 2002
        and December 31, 2001 (unaudited)                                        6

        Notes to financial statements (unaudited)                                7

Item 2. Management's Discussion and Analysis or Plan of Operation                8

Item 3. Controls and procedures                                                  9

PART II - OTHER INFORMATION

Item 6. Exhibits and reports on Form 8-K                                        10

Signatures                                                                      11

PART I - FINANCIAL INFORMATION

Item 1. Financial statements

                                 CELLCOM I CORP.
                                 BALANCE SHEETS
              DECEMBER 31, 2002 (UNAUDITED) AND SEPTEMBER 30, 2002

                                                  December 31,   September 30,
                                                      2002            2002
                                                  ------------   -------------
ASSETS

CURRENT ASSETS:
   Cash                                           $         50   $        253
   Settlement receivable                                80,717
   Prepaid expenses                                      1,544          1,260
   Loan receivable, officer                             15,700         16,800
                                                  ------------   ------------
                                                  $     98,011   $     18,314
                                                  ============   ============
LIABILITY AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITY:
   Accounts payable                               $     82,876   $     81,628
                                                  ------------   ------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
   Common stock, $.001 par value;100,000,000
      shares authorized and 15,625,270 shares
      issued and outstanding.                           15,625         15,625
   Additional paid-in capital                       11,047,830     11,045,955
   Deficit                                         (11,048,320)   (11,124,895)
                                                  ------------   ------------
                                                        15,135        (63,315)
                                                  ------------   ------------
TOTAL LIABILITY AND STOCKHOLDERS'
   EQUITY (DEFICIENCY)                            $     98,011   $     18,314
                                                  ============   ============

See notes to financial statements.

                                 CELLCOM I CORP.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001

                                          Three Months Ended
                                              December 31
                                      --------------------------
                                          2002          2001
                                      -----------   ------------
General and administrative expenses   $     4,542   $      9,046
Interest income                               400            817
Settlement gain                            80,717             --
                                      -----------   ------------
NET INCOME (LOSS)                     $    76,575   $     (8,229)
                                      ===========   ============
NET INCOME (LOSS) PER SHARE - (1)     $       .00   $       (.00)
                                      ===========   ============
WEIGHTED AVERAGE NUMBER OF SHARES      15,625,270     15,625,270
                                      ===========   ============

(1)  - Net income (loss) per share is less than $.01 per share.

See notes to financial statements.

                                 CELLCOM I CORP.
           STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) (UNAUDITED)
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2002

                                   Common Stock
                               --------------------    Additional
                                            Dollars     paid-in
                                 Shares     paid-in     capital        Deficit       Total
                               ----------   -------   -----------   ------------   --------
Balances
   October 1, 2002             15,625,270   $15,625   $11,045,945   $(11,124,895)  $(63,315)
Contributed capital
   in the form of officer's
   services                            --        --         1,875             --      1,875
Net income                             --        --            --         76,575     76,575
                               ----------   -------   -----------   ------------   --------
Balances
   December 31, 2002           15,625,270   $15,625   $11,047,830   $(11,048,320)  $ 15,135
                               ==========   =======   ===========   ============   ========

See notes to financial statements.

                                 CELLCOM I CORP.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001

                                                         2002       2001
                                                       --------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                   $ 76,575   $(8,229)
   Adjustments to reconcile net income (loss) to net
      cash used in operating activities:
      Contributed capital in the form of
         officer's services                               1,875
      Changes in operating assets and liabilities:
      Increase in settlement receivable                 (80,717)
      Increase in prepaid expenses                          285        41
      Increase in accounts payable                        1,249     7,457
                                                       --------   -------
NET CASH USED IN OPERATING ACTIVITIES                    (1,303)     (729)
CASH FLOWS FROM INVESTING ACTIVITIES
   Loan repayments from officer                           1,100       683
                                                       --------   -------
NET CHANGE IN CASH                                         (203)      (46)
CASH AT BEGINNING OF THE PERIOD                             253        58
                                                       --------   -------
CASH AT END OF PERIOD                                  $     50   $    10
                                                       ========   =======

See notes to financial statements.

                                 CELLCOM I CORP.
                          NOTES TO FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The interim financial information included herein is unaudited and has been prepared consistent with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB and
     Item 310(b) of Regulation S-B. Accordingly, these financial statements do not include all information required by generally accepted accounting principals for annual financial statements. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 2002, from which the balance sheet information as of that date is derived. These interim financial statements contain all adjustments necessary in the opinion of management for a fair statement of results for the interim periods presented.

     The results of operations for the three months ended December 31, 2002, are not necessarily indicative of the results to be expected for the full year.

2.   RELATED PARTY TRANSACTIONS

     Loan Receivable - Officer at December 31, 2002 consisted of a loan to the Company's president for $15,700. The loan bears interest at 10% per annum and the principal is due in full on June 30, 2003. The loan receivable was paid in full on April 18, 2003.

3.   SETTLEMENT ON PRIOR SALE

     In 1999, the Company sold its minority interest in a start-up cellular provider for $79,000. Following the sale, a claim was asserted in a class action initiated by another investor in the cellular provider in which it was alleged that the minority interest shareholders had been underpaid for their shares. In December 2004, the Company was notified by the attorneys for the minority shareholders that a settlement had been reached with the cellular provider. The Company received a settlement payment of $80,717 in December 2004, which was accrued as of December 31, 2002, since the event the caused the dispute occurred and the settlement took place prior to the preparation of the Company's financial statements as of and for the period then ended.

Item 2. Management's Discussion and Analysis or Plan of Operation.

     Overview

     The Company was incorporated as Cellcom Corp. on October 26, 1983, under the laws of the State of Delaware. The business purpose of the Company was originally to engage in the purchase and resale of cellular service. However, in April 16, 1992, due to declining working capital, net operating losses and negative cashflow, the Company and its subsidiaries filed voluntary petitions for relief Chapter 11 of the United States Bankruptcy Code. The Company has had no operations since it came out of bankruptcy in October 1993.

     Plan of Operation

     The Company is not presently engaged in any business activities and has no operations, income producing assets or significant operating capital. Management has determined that, subject to stockholder approval, the best course of action for the Company is to complete a business combination with an existing business. Accordingly, any activities by the Company in the immediate future will be limited to investigating potential business combinations. Although the Company will consider any such opportunities that may present themselves, it is not yet actively engaged in seeking such opportunities.

     As of December 31, 2002, the Company did not have sufficient assets to pay its current and anticipated operating expenses for the current fiscal year ending September 30, 2003.

     If the Company embarks on a new business venture, no assurance can be given regarding the future success of such a business due to all the attendant costs and risks associated with starting or acquiring a new business.

     Critical Accounting Policies and Estimates

     Although the company has no current operations and will consider any business opportunities that may present themselves, since it is dormant, our financial statements are not presented as those of a development stage enterprise.

     Based on the Company's operating history to date, management does not believe realization of its deferred tax assets, principally a net operating loss carryforward, can yet be considered more likely than not and, accordingly, has provided a 100% valuation allowance.

Item 3. Controls and procedures.

     The Company's Chief Executive Officer and our Chief Financial Officer have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the quarter ended December 31, 2002.

     In connection with an independent audit of the Company's financial statements for the years ended September 30, 2005, 2004 and 2003, and reviews of the Company's quarterly financial statements, included in its quarterly reports on Form 10-QSB for periods ended during those years, Piercy, Bowler, Taylor & Kern ("PBTK"), its independent registered public accounting firm, informed the Company's Board of Directors in a communication dated January 19, 2006, (the "Auditor's Communication") that it had identified certain material weaknesses in the Company's internal controls over financial reporting. The material weaknesses relate to (i) the monitoring and segregation of responsibilities in the area of processing and recording transactions, and (ii) the reconciliation of cash accounts that were being maintained solely by the Chief Financial Officer of the Company without adequate procedures to protect against inadvertent errors and omissions, and (iii) the lack of financial oversight by either an audit committee or of the Board of Directors performing a similar function to reasonably assure complete the appropriate SEC filings in a timely manner. Accordingly, the Company did not file its annual and periodic filings for during 2003, 2004 and 2005 to remain compliant with SEC reporting requirements.

     Based upon the evaluation of the Company's management, including consideration of the Auditor's Communication received from PBTK, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were ineffective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in such reports that we file under the Exchange Act is accumulated and maintained as appropriate, to allow timely decisions regarding required disclosures.

     Management is taking the remedial steps necessary to eliminate the material weaknesses relating to financial reporting and its disclosure controls, including to assure itself that the Board of Directors, as a whole, functions effectively as an audit committee to meet its financial oversight responsibilities. Other than the planned changes referred to above, there have been no changes made in the Company's internal controls or in other factors that could materially affect its internal controls subsequent to the end of the period covered by this report based on such evaluation.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K.

     None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 26, 2006                CELLCOM I CORP.


                                        By: /s/ David A. Obal
                                            ------------------------------------
                                            David A. Obal
                                            Chief Financial Officer
                                            (Duly authorized officer and
                                            Principal Financial Officer)