Form 10QSB
period 2003-06-30
CELLCOM CORP
filed 2006-12-29
CIK 737275

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

                                 Cellcom I Corp.

                         Quarterly report on Form 10-QSB
                           Quarter ended June 30, 2003

Table of contents

PART I - FINANCIAL INFORMATION

Item 1. Financial statements

        Balance sheets as of June 30, 2003 (unaudited) and September 30,
        2002                                                                   3

        Statements of operations for the three months ended June 30, 2003
        and June 30, 2002 (unaudited)                                          4

        Statements of operations for the nine months ended June 30, 2003
        and June 30, 2002 (unaudited)                                          5

        Statements of stockholders' equity (deficiency) for the nine months
        ended June 30, 2003 and June 30, 2002 (unaudited)                      6

        Statements of cash flows for the nine months ended June 30, 2003
        and June 30, 2002 (unaudited)                                          7

        Notes to financial statements (unaudited)                              8

Item 2. Management's Discussion and Analysis or Plan of Operation              9

Item 3. Controls and procedures                                               10

PART II - OTHER INFORMATION

Item 6. Exhibits and reports on Form 8-K                                      11

Signatures                                                                    12

PART I - FINANCIAL INFORMATION

Item 1. Financial statements

                                 CELLCOM I CORP.
                                 BALANCE SHEETS
                JUNE 30, 2003 (UNAUDITED) AND SEPTEMBER 30, 2002

                                                            June 30,     September 30,
                                                              2003            2002
                                                          ------------   -------------
ASSETS

CURRENT ASSETS:
   Cash                                                   $      5,926   $        253
   Settlement receivable                                        80,717
   Prepaid expenses                                                763          1,260
   Loan receivable, officer                                         --         16,800
                                                          ------------   ------------
                                                          $     87,406   $     18,314
                                                          ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
   Accounts payable                                       $     77,881   $     81,628
   Due to officer                                                  397
                                                          ------------   ------------
                                                                78,278         81,628
                                                          ------------   ------------
STOCKHOLDERS' EQUITY (DEFICIENCY)
   Common stock, $.001 par value;100,000,000 shares
      authorized and 15,625,270 shares issued and
      outstanding.                                              15,625         15,625
   Additional paid-in capital                               11,051,580     11,045,955
   Deficit                                                 (11,058,077)   (11,124,895)
                                                          ------------   ------------
                                                                 9,128        (63,315)
                                                          ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)   $     87,406   $     18,314
                                                          ============   ============

See notes to financial statements.

                                 CELLCOM I CORP.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002

                                          Three Months Ended
                                               June 30
                                      -------------------------
                                          2003          2002
                                      -----------   -----------
General and administrative expenses   $     5,722   $     8,136
Interest Income                                35           494
                                      -----------   -----------
NET LOSS                              $    (5,687)  $    (7,642)
                                      ===========   ===========
NET LOSS PER SHARE - (1)              $      (.00)  $      (.00)
                                      ===========   ===========
WEIGHTED AVERAGE NUMBER OF SHARES      15,625,270    15,625,270
                                      ===========   ===========

(1)  - Net loss per share is less than $.01 per share.

See notes to financial statements.

                                 CELLCOM I CORP.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                FOR THE NINE MONTHS ENDED JUNE 30, 2003 AND 2002

                                          Nine Months Ended
                                               June 30
                                      -------------------------
                                          2003          2002
                                      -----------   -----------
General and administrative expenses   $    14,696   $    26,511
Settlement gain                            80,717            --
Interest income                               797         2,010
                                      -----------   -----------
NET INCOME (LOSS)                     $    66,818   $   (24,501)
                                      ===========   ===========
NET INCOME (LOSS) PER SHARE - (1)     $       .00   $      (.00)
                                      ===========   ===========
WEIGHTED AVERAGE NUMBER OF SHARES      15,625,270    15,625,270
                                      ===========   ===========

(1)  - Net income (loss) per share is less than $.01 per share.

See notes to financial statements.

                                 CELLCOM I CORP.
           STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) (UNAUDITED)
                     FOR THE NINE MONTHS ENDED JUNE 30, 2003

                                    Common Stock        Additional
                                --------------------     paid-in
                                  Shares     Dollars     capital        Deficit       Total
                                ----------   -------   -----------   ------------   --------
Balances
October 1, 2002                 15,625,270   $15,625   $11,045,945   $(11,124,895)  $(63,315)
Contributed capital in the
   form of officer's services           --        --         5,625             --      5,625
Net income                              --        --            --         66,818     66,818
                                ----------   -------   -----------   ------------   --------
Balances
March 31, 2003                  15,625,270   $15,625   $11,051,580   $(11,058,077)  $  9,128
                                ==========   =======   ===========   ============   ========

See notes to financial statements.

                                 CELLCOM I CORP.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE NINE MONTHS ENDED JUNE 30, 2003 AND 2002

                                                                2003       2002
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                          $ 66,818   $(24,501)
   Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
      Contributed capital in the form of officer's services      5,625
      Changes in operating assets and liabilities:
      Increase in settlement receivable                        (80,717)
      (Increase) decrease in prepaid expenses                      497       (498)
      Increase (decrease) in accounts payable                   (3,350)    11,936
                                                              --------   --------
NET CASH USED IN OPERATING ACTIVITIES                          (11,127)   (13,063)
CASH FLOWS FROM INVESTING ACTIVITIES
   Loan repayments from officer                                 16,800     13,290
                                                              --------   --------
NET CHANGE IN CASH                                               5,673        227
CASH AT BEGINNING OF THE PERIOD                                    253         58
                                                              --------   --------
CASH AT END OF PERIOD                                         $  5,926   $    285
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

     The results of operations for the three months and nine months ended June 30, 2002, are not necessarily indicative of the results to be expected for the full year.

2.   RELATED PARTY TRANSACTIONS

     Loan receivable - officer at September 30, 2002 consisted of a loan to the Company's president for $16,800. The loan bore interest at 10% per annum and the principal was due in full on June 30, 2003. The loan receivable was paid in full on April 18, 2003.

3.   SETTLEMENT ON PRIOR SALE

     In 1999, the Company sold its minority interest in a start-up cellular provider for $79,000. Following the sale, a claim was asserted in a class action initiated by another investor in the cellular provider in which it was alleged that the minority interest shareholders had been underpaid for their shares. In December 2004, the Company was notified by the attorneys for the minority shareholders that a settlement had been reached with the cellular provider. The Company received a settlement payment of $80,717 in December 2004, which was accrued as of December 31, 2002, since the event that caused the dispute occurred, and the settlement took place, prior to the preparation of the Company's financial statements as of and for the period then ended.

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

     As of June 30, 2003, the Company did not have sufficient assets to pay its current and anticipated operating expenses for the current fiscal year ending September 30, 2003.

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

Item 3. Controls and procedures.

     The Company's Chief Executive Officer and our Chief Financial Officer have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the quarter ended June 30, 2003.

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

PART II - OTHER INFORMATION

Item 6. Exhibits and reports on Form 8-K.

     (a) Exhibits

EXHIBIT
 NUMBER                               DESCRIPTION
-------                               -----------
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