Form 10KSB
period 2003-09-30
CELLCOM CORP
filed 2006-12-29
CIK 737275

                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended September 30, 2003

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

Issuer's Telephone Number: (702) 353-5168

Securities Registered Under Section 12(b) of the Exchange Act: NONE

Securities Registered Under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 per value
                                (Title of class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ended September 30, 2003 were $0.

The aggregate market value of the issuer's common stock held by non-affiliates as of December 31, 2004 was approximately $269,880. On such date, the closing price for the issuer's common stock, as quoted in the Pink Sheets, was $0.017.

The issuer had 15,875,270 shares of common stock outstanding as of December 31, 2004.

PART I

Item 1. Description of Business.

GENERAL

     Cellcom I Corp.was incorporated in the State of Delaware on October 26, 1983 as Cellcom Corp. (hereafter the "Registrant" or the "Company"). The Company was involuntarily dissolved in the State of Delaware in 2002 and effective February 10, 2005, was reinstated in Delaware under the name Cellcom I. Corp. The Company was engaged in the purchase and resale of cellular telephone service.

     Due to declining working capital, net operating losses, negative cash flow and an increased rate of customer deactivations in certain markets, the Management and the Board of Directors concluded that it was in the best interest of the Company seek protection from its creditors under the United States Bankruptcy Code. On April 16, 1992, the Company and its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. On July 28, 1992, the Company sold substantially all of its assets to Nationwide Cellular Service, Inc. The sale was consummated after receiving the requisite approvals from the bankruptcy court and governmental regulatory agencies. As of September 30, 1995, all administrative, secured and priority claims were settled. Additional information on the Bankruptcy may be obtained in the September 30, 1999 Annual Report on Form 10-KSB.

          The Company currently has no operations. It is principally engaged in managing its assets and administering its liabilities. The Company considers business opportunities when approached by third parties, which could be attained by merger or acquisition. If the Company embarks on a new business venture, no assurance can be given regarding the future success of such a business due to all the attendant costs and risks associated with starting or acquiring a new business.

EMPLOYEES

The Company currently has no employees with the exception of Jay H. Brown, its Chief Executive Officer and President, William S. Taylor, its Executive Vice President and Secretary and David A. Obal, its Chief Financial Officer and Treasurer.

Item 2. Description of Property.

The Company uses the offices of Jay H. Brown (the Company's President) as its headquarters. No charges are incurred by the Company for use of Mr. Brown's offices.

Item 3. Legal Proceedings.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter for the fiscal year ended September 30, 2003.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The Company's common stock is traded in the over-the-counter market on the "Pink Sheets." The following table sets forth the high and low bid prices for the Company's common stock for the periods indicated, as reported by brokers and dealers making a market of common stock:

           Fiscal 2003     Fiscal 2002
          -------------   -------------
Quarter    High    Low     High    Low
-------   -----   -----   -----   -----
First     $.005   $.005   $. 01   $.005
Second    $. 01   $.005   $. 01   $.005
Third     $.008   $.007   $.005   $.005
Fourth    $. 01   $.008   $. 01   $.005

     The aforesaid quotations do not represent actual transactions and do not include retail mark-ups, mark-downs or commissions.

As of January 20, 2006, there were 669 holders of record of the Company's common stock.

DIVIDENDS

The Company has not paid any dividends on its common stock since its inception.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Cautionary Statement Regarding Forward-looking Statements

This report may contain "forward-looking" statements. Examples of forward-looking statements include, but are not limited to: (a) projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of plans and objectives of our management or Board of Directors; (c) statements of future economic performance;
(d) statements of assumptions underlying other statements and statements about us and our business relating to the future; and (e) any statements using the words "anticipate," "expect," "may," "project," "intend" or similar expressions.

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

Liquidity and Capital Resources

The Company did not have sufficient cash to pay its current and anticipated operating expenses for the following fiscal year. In December 2004, the Company received a cash settlement related to the sale of a minority interest in a cellular company in 1999 for $80,717. Please see Note 5 to Financial Statements. The Company has been utilizing these funds to provide general working capital and to handle the administrative reporting requirements of a public company. During the fiscal year ended, September 30, 2003, the Company incurred administrative expenses of $31,170.

The Company has a net operating loss carryforward ("NOL") of approximately $9.6 million for both financial reporting and income tax purposes. The Company hopes to use this NOL to offset earnings in potential business opportunities subject to limitations on use as described below.

The tax loss carryforwards expire during the years 2004 through 2021. If the Company embarks on a new business venture, no assurance can be given regarding the realizability of the tax carryforwards or the future success of such a business due to all the attendant costs and risks associated with starting or acquiring a new business. In addition, the Internal Revenue Code of 1986, as amended (the "Code"), imposes substantial limitations under certain circumstances on the use of tax loss carryforwards upon the occurrence of an "ownership change" (as defined in Section 382 of the Code). An "ownership change" can result from issuance of equity securities by the Company, purchase of the Company's securities in the secondary market or a combination of the foregoing.

Impact of Inflation and Interest Rates

At this time, the Company does not anticipate that either inflation or interest rate variations will have a material impact on our future operations.

Critical Accounting Policies and Estimates

Although the Company has no current operations and will consider any business opportunities that may present themselves, since it is dormant, its financial statements are not presented as those of a development stage enterprise.

The Company does not employ any critical accounting policies or estimates that are either selected from among available alternatives or require the exercise of significant management judgment to apply or that if changed are likely to materially affect future periods, except that management does not believe realization of its deferred tax assets, principally net operating loss carryforward, can be considered more likely than not and, accordingly, has provided 100% valuation allowance.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R requires that compensation cost related to share-based employee compensation transactions be recognized in the financial statements. Share-based employee compensation transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee share purchase plans. The Company has not had any stock-based employee compensation in the past. The provisions of SFAS 123R are effective as of the first interim period that begins after December 15, 2005. However, the Company has no plans to issue stock-based compensation in the foreseeable future.

Item 7. Financial Statements.

The audited financial statements required by this Item 8 begin on Page F-1, following Part III of this report.

Item 8A. Controls and Procedures.

The Company's Chief Executive Officer and our Chief Financial Officer have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the fiscal year ended September 30, 2005.

In connection with independent audits of the Company's financial statements for the years ended September 30, 2005, 2004 and 2003 and reviews of the Company's quarterly financial statements included in its quarterly reports on Form 10-QSB for periods ended during those years, Piercy, Bowler, Taylor & Kern ("PBTK"), its independent registered public accounting firm, informed the Company's Board of Directors in a communication dated January 19, 2006 (the "Auditors' Communication") that it had identified certain material weaknesses in the Company's internal controls over financial reporting. The material weaknesses relate to (i) the monitoring and segregation of responsibilities in the area of processing and recording transactions, and (ii) the reconciliation of cash accounts that were being maintained solely by the Chief Financial Officer of the Company without adequate procedures to protect against inadvertent errors and omissions, and (iii) the lack of financial oversight by either an audit committee or the Board of Directors performing a similar function to reasonably assure completion of the appropriate SEC filings in a timely manner. Accordingly, the Company did not file its annual and periodic filings for or during 2003, 2004 and 2005 to remain compliant with SEC reporting requirements.

Based upon the evaluation of the Company's management, including consideration of the Auditors' Communication received from PBTK, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were ineffective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in such reports that we file under the Exchange Act is accumulated and maintained as appropriate, to allow timely decisions regarding required disclosures.

Because the Company is not required to and because of insufficient resources available to it, it does not have an audit committee of the Board of Directors. However, management is taking the remedial steps necessary to eliminate the material weaknesses relating to financial reporting and its disclosure controls, including to assure itself that the Board of Directors, as a whole, functions effectively as an audit committee to meet its financial oversight responsibilities. Other than the planned changes referred to above, there have been no changes made in the Company's internal controls or in other factors that could materially affect its internal controls subsequent to the end of the period covered by this report based on such evaluation.

PART III

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

During the Company's two most recent fiscal years, there were no disagreements between the Company and Piercy Bowler Taylor & Kern ("PBTK"), whether or not resolved, on any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Piercy's satisfaction would have caused Piercy to make reference to the subject matter of the disagreement (s) in connection with its reports.

Item 10. Directors and Executive Officers of the Registrant.

       Name         Age                 Position with Company
       ----         ---   ------------------------------------------------
Jay H. Brown         61   Chairman, Chief Executive Officer and President
William S. Taylor    42   Executive Vice President, Secretary and Director
David A. Obal        39   Chief Financial Officer, Treasurer and Director

     Directors are elected until the next annual meeting of stockholders or until their successors are duly elected and qualified. Officers serve at the discretion of the Board of Directors. The Company does not have Audit, Compensation or Nomination committees. As a result, our entire board of directors performs the duties of these committees.

     Jay H. Brown has been Chairman, Chief Executive Officer and President since the Company's formation in October 1983. Since August 1992, he has worked as a management consultant for Nationwide Cellular Service, Inc., a cellular reseller and practices [________] law in Las Vegas, Nevada.

     William S. Taylor has been a director of the Company since June 1989. He also serves as Executive Vice President and Secretary. Prior to holding these positions, Mr. Taylor was employed by the Company from 1984 through May 31, 1992 in various sales and marketing capacities. Since June 1992, Mr. Taylor has operated as a communications and office product wholesaler [Name of company] in New Jersey. He is a member of the Radio Club of America.

     David A. Obal has been a director, Treasurer and Chief Financial Officer of the Company since February 8, 1994. Prior to holding these positions, Mr. Obal was employed by the Company from July 1988 through February 1994 in various accounting and finance positions. Since 1994, he has operated an accounting and bookkeeping practice in Las Vegas, Nevada. Currently Mr. Obal owns and operates a construction company involved in building new homes in Las Vegas, Nevada.

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934 requires the Company's officer, directors and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent shareholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on our review of the copies of those reports we have received, or written representations that no reports were required for those persons, we are not aware of any failure to file reports or report transactions in a timely manner during the fiscal year ended September 30, 2005.

CODE OF ETHICS

The Company has not adopted a Code of Ethics for our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions as encouraged by the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"). As we have engaged in only limited activities and not had any business operations since 1992, pre-Sarbanes-Oxley, we have not had either a need for, or the resources available to properly design and adopt a Code of Ethics. We will revisit this issue in the future, however, in the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

Item 11. Executive Compensation.

     Summary Compensation Table

     The following table summarizes the aggregate compensation paid by the Company to the Chief Executive Officer. No executive officer of the Company received total compensation in excess of $100,000 during the last three years:

                      Annual Compensation
     Name and         -------------------
Principal Position      Year   Salary $     Other $
------------------      ----   --------     -------
Jay H. Brown            2003       0         7,500
  Chairman, Chief       2002       0             0
  Executive Officer     2001       0             0
  And President

     The Company does not have any long-term incentive compensation plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information as of the date of this report, with respect to the beneficial ownership (as defined in Rule 13d-3 under the Securities and Exchange Act of 1934) of shares of common stock, the Company's sole voting securities, by each person known to the Company to be the beneficial owner of 5 percent or more of the Company's common stock, by each director and by all officers and directors as a group. Except as indicated otherwise, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them.

Title of        Name and Address        Nature of                    % of
  Class       of Beneficial Owner       Ownership   # of Shares   Class (1)
--------   -------------------------   ----------   -----------   ---------
Common     Jay H. Brown                Record and   4,181,774       26.3%
Stock      520 S. Fourth St.           Beneficial
           Las Vegas, NV 89101

Common     William S. Taylor           Record and     733,333        4.6%
Stock      50 Springbrook Rd.          Beneficial
           Livingston, NJ 07039

Common     Joseph W. Namath            Record and   1,333,332(2)     8.4%
Stock      and James Walsh             Beneficial
           300 East 51st Street
           New York, NY 10022

Common     SBK Investment Partners     Record and     966,666        6.1%
Stock      605 Third Avenue            Beneficial
           New York, NY 10158

Common     Tassinari Family Trust      Record and   1,000,000        6.3%
Stock      P. O. Box 81890             Beneficial
           Las Vegas, NV 89180

Common     All officers and            Record and   4,915,107       31.0%
Stock      directors as a group        Beneficial
           (consisting of 2 persons)

----------
(1) All percentages are based on a total of 15,875,270 shares outstanding as of February 4, 2005.

(2) Includes 666,666 shares of common stock owned of record by Joseph W. Namath and 666,666 shares of common stock owned by James Walsh. The Company has been advised by Messrs. Namath and Walsh that for the purpose of Section 16(a) of the Securities Exchange Act of 1934, each beneficially owns the shares of record by the other.

Item 13. Certain Relationships and Related Transactions.

     On September 15, 2000, the Company loaned $50,000 to Jay H. Brown, its President, pursuant to a promissory note repayable with interest, accrued at the rate of 10% per annum, on or before June 30, 2002. The Company extended the due date on June 30, 2002 to June 30, 2003. The loan was paid in full in April 2003.

Item 14. Exhibits and Reports on Form 8-K.

     (a) Exhibits

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

          31.1 Certification of Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

          32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K.

          None.

Item 14. Principal Accountant Fees and Services.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees the Company paid to PTBK for the years ended December 31, 2003 and 2002 were as follows:

                                         2003   2002
                                        -----   ----
Audit Fees ..........................   4,000
Audit-Related Fees ..................       0
Total Audit and Audit-Related Fees ..   4,000
Tax Fees(a) .........................       0
All Other Fees(b) ...................       0

----------
(a)  "Tax fees"

(b)  "All Other Fees"

CELLCOM I CORP.
INDEX TO FINANCIAL STATEMENTS

Report of independent registered public accounting firm    9
Financial statements:
   Balance sheets                                         10
   Statements of operations                               11
   Statements of stockholders' equity (deficiency)        12
   Statements of cash flows                               13
   Notes to the financial statements                      14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Cellcom I Corp.
Las Vegas, Nevada

We have audited the accompanying balance sheet of Cellcom I Corp. (the Company) as of September 30, 2003 and 2002, and the related statements of operations, stockholders' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We have conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designating audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principals used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principals generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ PIERCY BOWLER TAYLOR & KERN
------------------------------------
Piercy Bowler Taylor & Kern
Certified Public Accountants and
Business Advisors
Las Vegas, Nevada

September 30, 2005

CELLCOM I CORP.
BALANCE SHEETS
SEPTEMBER 30, 2003 AND 2002

                                                    September 30,   September 30,
                                                         2003            2002
                                                    -------------   -------------
ASSETS

CURRENT ASSETS:
   Cash                                             $      3,485    $        253
   Settlement receivable                                  80,717
   Prepaid expenses                                                        1,260
   Loan receivable, officer                                   --          16,800
                                                    ------------    ------------
                                                    $     84,202    $     18,314
                                                    ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
   Accounts payable                                 $     54,006    $     81,628
   Due to officer                                            397
                                                    ------------    ------------
                                                          54,403          81,628
                                                    ------------    ------------
STOCKHOLDERS' EQUITY (DEFICIENCY)
   Common stock, $.001 par value; 100,000,000
      shares authorized and 15,625,270 shares
      issued and outstanding.                             15,625          15,625
   Additional paid-in capital                         11,053,455      11,045,955
   Deficit                                           (11,039,281)    (11,124,896)
                                                    ------------    ------------
                                                          29,799         (63,315)
                                                    ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIENCY)                                     $     84,202    $     18,314
                                                    ============    ============

See notes to financial statements.

                                 CELLCOM I CORP.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002

                                          2003          2002
                                      -----------   -----------
General and administrative expenses   $    31,170   $    17,691
Interest income                               797         2,445
Settlement gain                            80,717            --
Forgiveness of accounts payable            35,270            --
                                      -----------   -----------
NET INCOME (LOSS)                     $    85,614   $   (15,246)
                                      ===========   ===========
NET INCOME (LOSS) PER SHARE - (1)     $       .01   $      (.00)
                                      ===========   ===========
WEIGHTED AVERAGE NUMBER OF SHARES      15,625,270    15,625,270
                                      ===========   ===========

(1)  - Net income (loss) per share is less than $.01 per share in 2002.

See notes to financial statements.

                                 CELLCOM I CORP.
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                 FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002

                                    Common Stock        Additional
                                --------------------     paid-in
                                  Shares     Dollars     capital        Deficit       Total
                                ----------   -------   -----------   ------------   --------
Balances, October 1, 2001       15,625,270   $15,625   $11,045,955   $(11,109,650)  $(48,070)
Net loss                                --        --            --        (15,246)   (15,246)
                                ----------   -------   -----------   ------------   --------
Balances, September 30, 2002    15,625,270    15,625    11,045,955    (11,124,896)   (63,315)
Contributed capital in the
   form of officer's services           --        --         7,500             --      7,500
Net income                              --        --            --         85,614     85,614
                                ----------   -------   -----------   ------------   --------
Balances, September 30, 2003    15,625,270   $15,625   $11,053,455   $(11,039,281)  $ 29,799
                                ==========   =======   ===========   ============   ========

See notes to financial statements.

                                 CELLCOM I CORP.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002

(Dollar amounts in thousands)

                                                         2003       2002
                                                       --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                   $ 85,614   $(15,246)
   Forgiveness of accounts payable                      (35,270)
   Adjustments to reconcile net income (loss) to net
      cash used in operating activities:
      Contributed capital in the form of officer's
         services                                         7,500
      Changes in operating assets and liabilities:
      Decrease in prepaid expenses                        1,260       (125)
      Increase in settlement receivable                 (80,717)
      Increase in accounts payable                        8,045       (289)
                                                       --------   --------
NET CASH USED IN OPERATING ACTIVITIES                   (13,568)   (15,660)
CASH FLOWS FROM INVESTING ACTIVITIES
   Loan repayments from officer                          16,800     15,855
                                                       --------   --------
NET CHANGE IN CASH                                        3,232        195
CASH AT BEGINNING OF THE YEAR                               253         58
                                                       --------   --------
CASH AT END OF YEAR                                    $  3,485   $    253
                                                       ========   ========

See notes to financial statements.

CELLCOM I CORP.
NOTES TO THE FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPALS:

     Activities: - Cellcom I Corp. (the "Company") is dormant and currently has no operations but is passively evaluating business opportunities. (Note 3).

     Per share calculations: - Per share amounts have been calculated based on
     15.6 million weighted average number of common shares outstanding for the years ended September 30, 2003 and 2002. The Company has no common stock equivalents.

     Use of estimates in preparation of financial statements: - Timely preparation of financial statements in conformity with generally accepted accounting principles ordinarily requires management to make estimates that affect the reported amounts and may require revisions in the future periods. However, there are no estimates reflected in the Company's financial statements.

     Fair value of financial instruments: - Accounts receivable and accounts payable are reported as carrying amounts that approximate their fair value because of the short maturities of these instruments.

2.   INCOME TAXES:

     As of September 30, 2003 and 2002, the Company's deferred tax asset of $3.2 million and $3.3 million, consists primarily of its net operating loss carryforward of $9.5 million and $9.6 million, and in managements' opinion requires a 100% valuation allowance since realization is not considered more likely than not at this time.

     The tax loss carryforwards expire during the years 2004 through 2021. The Internal Revenue Code of 1986, as amended (the "Code"), imposes substantial limitations under certain circumstances on the use of carryforwards upon the occurrence of an "ownership change" (as defined in Section 382 of the Code).

3.   GOING CONCERN:

     As of September 30, 2003, the Company did not have sufficient cash to pay its current and anticipated operating expenses for the following fiscal year. Management plans to raise additional capital by selling stock or obtaining outside financing; however, the Company does not have firm commitments for stock purchases or financing from outside sources or from its present officers and directors. (Can there be more description on the how the Company plans to raise additional capital?)

4.   SETTLEMENT ON PRIOR SALE:

     In 1999, the Company sold its minority interest in a start-up cellular provider for $79,000. Following the sale, a claim was asserted in a class action initiated by another investor in the cellular provider in which it was alleged that the minority interest shareholders had been underpaid for their shares. In December 2004, the Company was notified by the attorneys for the minority interest shareholders that a settlement had been reached with the cellular provider. The Company received a settlement payment of $80,717 in December 2004, which was accrued as of December 31, 2002, since the event that caused the dispute occurred and the settlement took place prior to the preparation of the Company's financial statements as of and for the period ended.

6.   REVERSAL OF ATTORNEY FEES:

     During the fourth quarter of the year ended September 30, 2003, it was agreed between the Company and its SEC attorneys, Snow Becker Krauss PC, that fees of $35,270, which were accrued during the last three years, were to be reversed. The Company recorded a gain resulting from this settlement.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 26, 2006                CELLCOM I CORP.


                                        By: /s/ Jay H. Brown
                                            ------------------------------------
                                            Jay H. Brown, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

            Signature                        Title                    Date
            ---------                        -----                    ----


/s/ Jay H. Brown                   Chairman, Chief             December 26, 2006
--------------------------------      Executive Officer
Jay H. Brown                          and President


/s/ William S. Taylor              Executive Vice              December 26, 2006
--------------------------------      President, Secretary
William S. Taylor                     And Director


/s/ David A. Obal                  Chief Financial and         December 26, 2006
--------------------------------      Accounting Officer,
                                      Treasurer and Director