Form 10QSB
period 2003-12-31
CELLCOM CORP
filed 2006-12-29
CIK 737275

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

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

                                 Cellcom I Corp.

                         Quarterly report on Form 10-QSB
                         Quarter ended December 31, 2003

Table of contents

PART I - FINANCIAL INFORMATION

Item 1. Financial statements

        Balance sheets as of December 31, 2003 (unaudited) and September 30,
        2003                                                                     3

        Statements of operations for the three months ended December 31, 2003
        and December 31, 2002 (unaudited)                                        4

        Statements of stockholders' equity for the three months
        ended December 31, 2003 and December 31, 2002 (unaudited)                5

        Statements of cash flows for the three months ended December 31, 2003
        and December 31, 2002 (unaudited)                                        6

        Notes to financial statements (unaudited)                                7

Item 2. Management's Discussion and Analysis or Plan of Operation                8

Item 3. Controls and procedures                                                  9

PART II - OTHER INFORMATION

Item 6. Exhibits and reports on Form 8-K                                        10

Signatures                                                                      11

PART I - FINANCIAL INFORMATION

Item 1. Financial statements

                                 CELLCOM I CORP.
                                 BALANCE SHEETS
              DECEMBER 31, 2003 (UNAUDITED) AND SEPTEMBER 30, 2003

                                                December 31,   September 30,
                                                    2003            2003
                                                ------------   -------------
ASSETS

CURRENT ASSETS:
   Cash                                         $         54   $      3,485
   Settlement receivable                              80,717         80,717
   Prepaid expense                                        28
                                                ------------   ------------
                                                $     80,799   $     84,202
                                                ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                             $     54,182   $     54,006
   Due to officer                                        397            397
                                                ------------   ------------
                                                      54,579         54,403
                                                ------------   ------------
STOCKHOLDERS' EQUITY
   Common stock, $.001 par value; 100,000,000
      shares authorized and 15,625,270 shares
      issued and outstanding.                         15,625         15,625
   Additional paid-in capital                     11,055,330     11,053,455
   Deficit                                       (11,044,735)   (11,039,281)
                                                ------------   ------------
                                                      26,220         29,799
                                                ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $     80,799   $     84,202
                                                ============   ============

See notes to financial statements.

                                 CELLCOM I CORP.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002

                                          Three Months Ended
                                              December 31
                                      --------------------------
                                          2003           2002
                                      ------------   -----------
General and administrative expenses   $      5,454   $     4,542
Interest income                                 --           400
Settlement gain                                 --        80,717
                                      ------------   -----------
NET INCOME (LOSS)                     $     (5,454)  $    76,575
                                      ============   ===========
NET INCOME (LOSS) PER SHARE - (1)     $       (.00)  $       .00
                                      ============   ===========
WEIGHTED AVERAGE NUMBER OF SHARES       15,625,270    15,625,270
                                      ============   ===========

(1)  - Net income (loss) per share is less than $.01 per share.

See notes to financial statements.

                                 CELLCOM I CORP.
                 STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2003

                                  Common Stock        Additional
                              --------------------     paid-in
                                Shares     Dollars     capital        Deficit      Total
                              ----------   -------   -----------   ------------   -------
Balances
October 1, 2003               15,625,270   $15,625   $11,053,455   $(11,039,281)  $29,799
Contributed capital
   in the form of officer's
   services                           --        --         1,875             --     1,875
Net loss                              --        --            --         (5,454)   (5,454)
                              ----------   -------   -----------   ------------   -------
Balances
December 31, 2003             15,625,270   $15,625   $11,055,330   $(11,044,735)  $26,220
                              ==========   =======   ===========   ============   =======

See notes to financial statements.

                                 CELLCOM I CORP.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002

                                                         2003       2002
                                                       -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                   $(5,454)   $76,575
   Adjustments to reconcile net income (loss) to net
      cash used in operating activities:
      Contributed capital in the form of
         officer's services                              1,875      1,875
      Changes in operating assets and liabilities:
      Increase in accounts receivable                              (80717)
      Increase in prepaid expenses                         (28)      (285)
      Increase in accounts payable                         176      1,249
                                                       -------    -------
NET CASH USED IN OPERATING ACTIVITIES                   (3,431)    (1,303)
CASH FLOWS FROM INVESTING ACTIVITIES
   Loan repayments from officer                             --      1,100
                                                       -------    -------
NET CHANGE IN CASH                                      (3,431)      (203)
CASH AT BEGINNING OF THE PERIOD                          3,485        253
                                                       -------    -------
CASH AT END OF PERIOD                                  $    54    $    50
                                                       =======    =======

See notes to financial statements.

                                 CELLCOM I CORP.
                          NOTES TO FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The interim financial information included herein is unaudited and has been prepared consistent with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB and
     Item 310(b) of Regulation S-B. Accordingly, these financial statements do not include all information required by generally accepted accounting principals for annual financial statements. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 2003, from which the balance sheet information as of that date is derived. These interim financial statements contain all adjustments necessary in the opinion of management for a fair statement of results for the interim periods presented.

     The results of operations for the three months ended December 31, 2003, are not necessarily indicative of the results to be expected for the full year.

2.   RELATED PARTY TRANSACTIONS

     Loan Receivable - Officer at December 31, 2002 consisted of a loan to the Company's president for $15,700. The loan bore interest at 10% per annum and the principal was due in full on June 30, 2003. The loan receivable was paid in full on April 18, 2003.

     During April 2004, the Board of Directors authorized the issuance of additional shares of common stock to be sold to qualified investors in order to obtain cash required to meet anticipated operating expenses for the current fiscal year. On May 10, 2004, the Company sold 250,000 shares of common stock to its President for $2,500. The sale price was $.01 per share, which was 50% of fair market value. The difference was recorded as both compensation and a capital contribution.

3.   SETTLEMENT ON PRIOR SALE

     In 1999, the Company sold its minority interest in a start-up cellular provider for $79,000. Following the sale, a claim was asserted in which it was alleged that the minority interest shareholders had been underpaid for their shares. In December 2004, the Company was notified by the attorneys for the minority shareholders that a settlement had been reached with the cellular provider. The Company received a settlement payment of $80,717 in December 2004, which was accrued as of December 31, 2002, since the event that caused the dispute occurred and the settlement took place, prior to the preparation of the Company's financial statements as of and for the period then ended.

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

     As of December 31, 2003, the Company did not have sufficient assets to pay its current and anticipated operating expenses for the current fiscal year ending September 30, 2004. (Please see Note 2 in the notes to financial statements regarding actions by the Board of Directors to obtain working capital to satisfy operating expenses for the current fiscal year.)

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

Item 3. Controls and procedures.

     The Company's Chief Executive Officer and our Chief Financial Officer have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the quarter ended December 31, 2003.

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