Form 10QSB
period 2004-03-31
CELLCOM CORP
filed 2006-12-29
CIK 737275

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

Indicate by check mark whether the small business issuer is a shell company (as
defined in Rule 12b-2 of the Exchange Act). Yes [ ]   No [X]

As of January 20, 2006, the Issuer had 15,875,270 shares of common stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ]   No [X]

\
                                 Cellcom I Corp.

                         Quarterly report on Form 10-QSB
                          Quarter ended March 31, 2004

Table of contents

PART I - FINANCIAL INFORMATION

Item 1. Financial statements

        Balance sheets as of March 31, 2004 (unaudited) and
        September 30, 2003                                                     3

        Statements of operations for the three months ended March 31, 2004
        and March 31, 2003 (unaudited)                                         4

        Statements of operations for the six months ended March 31, 2004
        and March 31, 2003 (unaudited)                                         5

        Statements of stockholders' equity for the six months
        ended March 31, 2004 and March 31, 2003 (unaudited)                    6

        Statements of cash flows for the six months ended March 31, 2004
        and March 31, 2003 (unaudited)                                         7

        Notes to financial statements (unaudited)                              8

Item 2. Management's Discussion and Analysis or Plan of Operation              9

Item 3. Controls and procedures                                               10

PART II - OTHER INFORMATION

Item 6. Exhibits and reports on Form 8-K                                      11

Signatures                                                                    12

PART I - FINANCIAL INFORMATION

Item 1. Financial statements

                                 CELLCOM I CORP.
                                 BALANCE SHEETS
                MARCH 31, 2004 (UNAUDITED) AND SEPTEMBER 30, 2003

                                                     March 31,    September 30,
                                                       2004            2003
                                                   ------------   -------------
ASSETS
CURRENT ASSETS:
   Cash                                            $        113   $      3,485
   Settlement receivable                                 80,717         80,717
                                                   ------------   ------------
                                                   $     80,830   $     84,202
                                                   ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                $     56,160   $     54,006
   Due to officer                                           397            397
                                                   ------------   ------------
                                                         56,557         54,403
                                                   ------------   ------------
STOCKHOLDERS' EQUITY
      Common stock, $.001 par value;100,000,000
         shares authorized and 15,625,270 shares
         issued and outstanding.                         15,625         15,625
      Additional paid-in capital                     11,057,205     11,053,455
      Deficit                                       (11,048,558)   (11,039,281)
                                                   ------------   ------------
                                                         24,272         29,799
                                                   ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                          $     80,830   $     84,202
                                                   ============   ============

See notes to financial statements.

                                 CELLCOM I CORP.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                                          Three Months Ended
                                               March 31
                                      -------------------------
                                          2004          2003
                                      -----------   -----------
General and administrative expenses   $     3,824   $     4,432
Interest Income                                --           362
                                      -----------   -----------
NET LOSS                              $    (3,824)  $    (4,070)
                                      ===========   ===========
NET LOSS PER SHARE - (1)              $      (.00)  $      (.00)
                                      ===========   ===========
WEIGHTED AVERAGE NUMBER OF SHARES      15,625,270    15,625,270
                                      ===========   ===========

(1)  - Net loss per share is less than $.01 per share.

See notes to financial statements.

                                 CELLCOM I CORP.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                FOR THE SIX MONTHS ENDED MARCH 31, 2004 AND 2003

                                           Six Months Ended
                                               March 31
                                      -------------------------
                                          2004          2003
                                      -----------   -----------
General and administrative expenses   $     9,277   $     8,974
Settlement gain                                --        80,717
Interest income                                --           762
                                      -----------   -----------
NET INCOME (LOSS)                     $    (9,277)  $    72,505
                                      ===========   ===========
NET INCOME (LOSS) PER SHARE - (1)     $      (.00)  $       .00
                                      ===========   ===========
WEIGHTED AVERAGE NUMBER OF SHARES      15,625,270    15,625,270
                                      ===========   ===========

(1)  - Net income (loss) per share is less than $.01 per share.

See notes to financial statements.

                                 CELLCOM I CORP.
                 STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                     FOR THE SIX MONTHS ENDED MARCH 31, 2004

                                    Common Stock        Additional
                                --------------------     paid-in
                                  Shares     Dollars     capital        Deficit      Total
                                ----------   -------   -----------   ------------   -------
Balances
October 1, 2003                 15,625,270   $15,625   $11,053,455   $(11,039,281)  $29,799
Contributed capital in the
   form of officer's services           --        --         3,750             --     3,750
Net loss                                --        --            --         (9,277)   (9,277)
                                ----------   -------   -----------   ------------   -------
Balances
March 31, 2004                  15,625,270   $15,625   $11,057,205   $(11,048,558)  $24,272
                                ==========   =======   ===========   ============   =======

See notes to financial statements.

                                 CELLCOM I CORP.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE SIX MONTHS ENDED MARCH 31, 2004 AND 2003

                                                                2004      2003
                                                              -------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                          $(9,277)  $ 72,505
   Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
      Contributed capital in the form of officer's Services     3,750      3,750
      Changes in operating assets and liabilities:
      Increase in settlement receivable                            --    (80,717)
      Increase in prepaid expenses                                           (72)
      Increase (decrease) in accounts payable                   2,155       (417)
                                                              -------   --------
NET CASH USED IN OPERATING ACTIVITIES                          (3,372)    (4,941)
CASH FLOWS FROM INVESTING ACTIVITIES
   Loan repayments from officer                                    --      5,138
                                                              -------   --------
NET CHANGE IN CASH                                             (3,372)       197
CASH AT BEGINNING OF THE PERIOD                                 3,485        253
                                                              -------   --------
CASH AT END OF PERIOD                                         $   113   $    450
                                                              =======   ========

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

     The results of operations for the three months and six months ended March 31, 2004, are not necessarily indicative of the results to be expected for the full year.

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

3.   SETTLEMENT ON PRIOR SALE

     In 1999, the Company sold its minority interest in a start-up cellular provider for $79,000. Following the sale, a claim was asserted in a class action initiated by another investor in the cellular provider in which it was alleged that the minority interest shareholders had been underpaid for their shares. In December 2004, the Company was notified by the attorneys for the minority shareholders that a settlement had been reached with the cellular provider. The Company received a settlement payment of $80,717 in December 2004, which was accrued as of December 31, 2002, since the event that cause the dispute occurred, and the settlement took place, prior to the preparation of the Company's financial statements as of and for the period then ended.

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

     As of March 31, 2004, the Company did not have sufficient assets to pay its current and anticipated operating expenses for the current fiscal year ending September 30, 2004. Please see Note 2 in the notes to financial statements regarding actions by the Board of Directors to obtain working capital to satisfy operating expenses for the current fiscal year.

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

     Based on the Company's operating history to date, management does not believe realization of its deferred tax assets, principally an net operating loss carryforward, can yet be considered more likely than not and, accordingly, has provided a 100% valuation allowance.

Item 3. Controls and procedures.

     The Company's Chief Executive Officer and our Chief Financial Officer have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the quarter ended March 31, 2004.

     In connection with an independent audit of the Company's financial statements for the years ended September 30, 2005, 2004 and 2003, and a reviews of the Company's quarterly financial statements included in its quarterly reports on Form 10-QSB for periods ended during those years, Piercy, Bowler, Taylor & Kern ("PBTK"), its independent registered public accounting firm, informed the Company's Board of Directors in a communication dated January 19, 2006, (the "Auditors' Communication") that it had identified certain material weaknesses in the Company's internal controls over financial reporting. The material weaknesses relate to (i) the monitoring and segregation of responsibilities in the area of processing and recording transactions, and (ii) the reconciliation of cash accounts that were being maintained solely by the Chief Financial Officer of the Company without adequate procedures to protect against inadvertent errors and omissions, and (iii) the lack of financial oversight by either an audit committee or the Board of Directors performing a similar function to reasonably assure complete the appropriate SEC filings in a timely manner. Accordingly, the Company did not file its annual and periodic filings for during 2003, 2004 and 2005 to remain compliant with SEC reporting requirements.

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

PART II - OTHER INFORMATION

Item 6. Exhibits and reports on Form 8-K.

     (a)  Exhibits

EXHIBIT
 NUMBER                      DESCRIPTION
-------   -------------------------------------------------
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