Form 10QSB
period 2004-06-30
CELLCOM CORP
filed 2006-12-29
CIK 737275

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

                                 Cellcom I Corp.

                         Quarterly report on Form 10-QSB
                           Quarter ended June 30, 2004

Table of contents

PART I - FINANCIAL INFORMATION

Item 1. Financial statements

        Balance sheets as of June 30, 2004 (unaudited) and
        September 30, 2003                                                     3

        Statements of operations for the three month period ended
        June 30, 2004 and June 30, 2003 (unaudited)                            4

        Statements of operations for the nine month period ended
        June 30, 2004 and June 30, 2003 (unaudited)                            5

        Statements of stockholders' equity for the nine month period ended
        June 30, 2004 and June 30, 2003 (unaudited)                            6

        Statements of cash flows for the nine month period ended
        June 30, 2004 and June 30, 2003 (unaudited)                            7

        Notes to financial statements (unaudited)                              8

Item 2. Management's discussion and analysis or plan of operation              9

Item 3. Controls and procedures                                               10

PART II - OTHER INFORMATION

Item 6. Exhibits and reports on Form 8-K                                      11

SIGNATURES                                                                    12

PART I - FINANCIAL INFORMATION

Item 1. Financial statements

                                 CELLCOM I CORP.
                                 BALANCE SHEETS
                JUNE 30, 2004 (UNAUDITED) AND SEPTEMBER 30, 2003

                                                    June 30,     September 30,
                                                      2004             2003
                                                  ------------   -------------
ASSETS

CURRENT ASSETS:
   Cash                                           $         83   $      3,485
   Accounts receivable                                  80,717         80,717
   Prepaid expenses                                         28
                                                  ------------   ------------
                                                  $     80,828   $     84,202
                                                  ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                               $     56,685   $     54,006
   Due from officer                                        397            397
                                                  ------------   ------------
                                                        57,082         54,403
                                                  ------------   ------------
STOCKHOLDERS' EQUITY
   Common stock, $.001 par value;100,000,000
      shares authorized and 15,875,270 and
      15,625,270 shares issued and outstanding.         15,875         15,625
   Additional paid-in capital                       11,063,830     11,053,455
   Deficit                                         (11,055,959)   (11,039,281)
                                                  ------------   ------------
                                                        23,746         29,799
                                                  ------------   ------------
TOTAL LIABILITIES AND  STOCKHOLDERS' EQUITY       $     80,828   $     84,202
                                                  ============   ============

See notes to financial statements.

                                 CELLCOM I CORP.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

                                          Three Months Ended
                                               June 30
                                      -------------------------
                                          2004          2003
                                      -----------   -----------
General and administrative expenses   $     7,402   $     5,722
Interest Income                                --            35
                                      -----------   -----------
NET LOSS                              $    (7,402)  $    (5,687)
                                      ===========   ===========
NET LOSS PER SHARE - (1)              $      (.00)  $      (.00)
                                      ===========   ===========
WEIGHTED AVERAGE NUMBER OF SHARES      15,762,633    15,625,270
                                      ===========   ===========

(1)  - Net loss per share is less than $.01 per share.

See notes to financial statements.

                                 CELLCOM I CORP.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                FOR THE NINE MONTHS ENDED JUNE 30, 2004 AND 2003

                                          Nine Months Ended
                                               June 30
                                      -------------------------
                                          2004          2003
                                      -----------   -----------
General and administrative expenses   $    16,678   $    14,696
Settlement gain                                --        80,717
Interest income                                --           797
                                      -----------   -----------
NET INCOME (LOSS)                     $   (16,678)  $    66,818
                                      ===========   ===========
NET INCOME (LOSS) PER SHARE - (1)     $      (.00)  $       .00
                                      ===========   ===========
WEIGHTED AVERAGE NUMBER OF SHARES      15,670,890    15,625,270
                                      ===========   ===========

(1)  - Net income (loss) per share is less than $.01 per share.

See  notes to financial statements.

                                 CELLCOM I CORP.
                 STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                     FOR THE NINE MONTHS ENDED JUNE 30, 2004

                                    Common Stock        Additional
                                --------------------     paid-in
                                  Shares     Dollars     capital        Deficit       Total
                                ----------   -------   -----------   ------------   --------
Balances
October 1, 2003                 15,625,270   $15,625   $11,053,455   $(11,039,281)  $ 29,799
Contributed capital in the
   form of officer's services           --        --         5,625             --      5,625
Sale of common stock               250,000       250         4,750             --      5,000
Net loss                                --        --            --        (16,678)   (16,678)
                                ----------   -------   -----------   ------------   --------
Balances
June 30, 2004                   15,875,270   $15,875   $11,063,830   $(11,055,959)  $ 23,746
                                ==========   =======   ===========   ============   ========

See notes to financial statements.

                                 CELLCOM I CORP.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE NINE MONTHS ENDED JUNE 30, 2004 AND 2003

                                                                2004       2003
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                          $(16,678)  $ 66,818
   Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
      Contributed capital in the form of officer's services      8,125      5,625
      Changes in operating assets and liabilities:
      Increase in settlement receivable                                   (80,717)
      (Increase) decrease in prepaid expenses                      (28)       497
      Increase (decrease) in accounts payable                    2,679     (3,350)
                                                              --------   --------
NET CASH USED IN OPERATING ACTIVITIES                           (5,902)   (11,127)
CASH FLOWS FROM INVESTING ACTIVITIES
   Loan repayments from officer                                     --     16,800
CASH FLOWS FROM FINANCING ACTIVITIES
   Cash sale of common stock                                     2,500         --
                                                              --------   --------
NET CHANGE IN CASH                                              (3,402)     5,673
CASH AT BEGINNING OF THE PERIOD                                  3,485        253
                                                              --------   --------
CASH AT END OF PERIOD                                         $     83   $  5,926
                                                              ========   ========
Non cash investing activities:
Sale of common stock                                          $  2,500
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

     The results of operations for the three months and nine months ended June 30, 2004, are not necessarily indicative of the results to be expected for the full year.

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

     As of June 30, 2004, the Company does not have sufficient assets to pay its current and anticipated operating expenses for the current fiscal year ending September 30, 2004. The Company's primary capital resource at June 30, 2004 is $83 in the bank which is part of a settlement it received in connection with a lawsuit. (See Note 3 of Notes to Financial Statements.). The Company has been utilizing these funds to provide general working capital and to handle the administrative reporting requirements of a public company.

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

     In connection with independent audit of the Company's financial statements for the years ended September 30, 2005, 2004 and 2003, and reviews of the Company's quarterly financial statements, included in its quarterly reports on Form 10-QSB for periods ended during those years Piercy Bowler Taylor & Kern ("PBTK"), its independent registered public accounting firm, informed the Company's Board of Directors in a communication dated January 19, 2006, (the "Auditor's Communication") that it had identified certain material weaknesses in the Company's internal controls over financial reporting. The material weaknesses relate to (i) the monitoring and segregation of responsibilities in the area of processing and recording transactions, and
     (ii) the reconciliation of cash accounts that were being maintained solely by the Chief Financial Officer of the Company without adequate procedures to protect against inadvertent errors and omissions, and (iii) the lack of financial oversight by either an audit committee or the Board of Directors performing a similar function to reasonably assure complete the appropriate SEC filings in a timely manner. Accordingly, the did not file its annual and periodic filings for or during 2003, 2004 and 2005 in order to remain compliant with SEC reporting requirements.

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