Form 10KSB
period 2004-09-30
CELLCOM CORP
filed 2006-12-29
CIK 737275

                                 UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended September 30, 2004

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ended September 30, 2004 were $0.

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

Item 2. Description of Property.

The Company uses the offices of its President, Jay H. Brown, as its headquarters at 520 South Fourth Street, Las Vegas, Nevada 89101. The company incurs no charges for use of Mr. Brown's offices.

Item 3. Legal Proceedings.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter for the fiscal year ended September 30, 2004.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

     (a) The Company's common stock is traded in the over-the-counter market on the "Pink Sheets." The following table sets forth the high and low bid prices for the Company's common stock for the periods indicated, as reported by brokers and dealers making a market of common stock:

           Fiscal 2004    Fiscal 2003
          ------------   -------------
Quarter   High    Low     High    Low
-------   ----   -----   -----   -----
First     $.02   $.008   $.005   $.005
Second    $.02   $. 01   $. 01   $.005
Third     $.02   $.015   $.008   $.007
Fourth    $.02   $.015   $. 01   $.008

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

Liquidity and Capital Resources

The Company did not have sufficient cash to pay its current and anticipated operating expenses for the following fiscal year. In December 2004, the Company received a cash settlement related to the sale of a minority interest in a cellular company in 1999 for $80,717. (Please see Note 5 to Financial Statements.) The Company has been utilizing these funds to provide general working capital and to handle the administrative reporting requirements of a public company. During the fiscal year ended, September 30, 2004, the Company incurred administrative expenses of $20,903.

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

Impact of Inflation and Interest Rates

At this time, we do not anticipate that either inflation or interest rate variations will have a material impact on our future operations.

Critical Accounting Policies and Estimates

Although the Company has no current operations and will consider any business opportunities that may present themselves, since it is dormant, our financial statements are not presented as those of a development stage enterprise.

The Company does not employ any critical accounting policies or estimates that are either selected from among available alternatives or require the exercise of significant management judgment to apply or that if changed are likely to materially affect future periods, except that management does not believe realization of its deferred tax assets, principally net operating loss carryforward, can be considered more likely than not and, accordingly, has provided a 100% valuation allowance.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R requires that compensation cost related to share-based employee compensation transactions be recognized in the financial statements. Share-based employee compensation transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee share purchase plans. The Company has not had any stock-based employee compensation in the past. The provisions of SFAS 123R are effective as of the first interim period that begins after December 15, 2005. However, the Company has no plans t issue stock-based compensation in the foreseeable future.

Item 7. Financial Statements.

The audited financial statements required by this Item 7 begin on Page F-1, following Part III of this report.

PART III

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

During the Company's two most recent fiscal years, there were no disagreements between the Company and Piercy Bowler Taylor & Kern ("Piercy"), whether or not resolved, on any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Piercy's satisfaction would have caused Piercy to make reference to the subject matter of the disagreement (s) in connection with its reports.

Item 8A. Control and Procedures

The Company's Chief Executive Officer and our Chief Financial Officer have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the fiscal year ended September 30, 2004.

In connection with independent audits of the Company's financial statements for the years ended September 30, 2005, 2004 and 2003 and reviews of the Company's quarterly financial statements included in its quarterly reports on Form 10-QSB for the periods ended during those years, Piercy, Bowler, Taylor & Kern ("PBTK"), its independent registered public accounting firm, informed the Company's Board of Directors in a communication dated January 19, 2006 (the "Auditors' Communication") that it had identified certain material weaknesses in the Company's internal controls over financial reporting. The material weaknesses relate to (i) the monitoring and segregation of responsibilities in the area of processing and recording transactions, and (ii) the reconciliation of cash accounts that were being maintained solely by the Chief Financial Officer of the Company without adequate procedures to protect against inadvertent errors and omissions, and (iii) the lack of financial oversight by either an audit committee or the Board of

Directors performing a similar function to reasonably assure completion of the appropriate SEC filings in a timely manner. Accordingly, the Company did not file its annual and periodic filings for or during 2003, 2004 and 2005 to remain compliant with SEC reporting requirements.

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

Because the Company is not required to and because insufficient resources available to it, it does not have an audit committee of the Board of Directors. However, management is taking the remedial steps necessary to eliminate the material weaknesses relating to financial reporting and its disclosure controls, including to assure itself that the Board of Directors, as a whole, functions effectively as an audit committee to meet its financial oversight responsibilities. Other than the planned changes referred to above, there have been no changes made in the Company's internal controls or in other factors that could materially affect its internal controls subsequent to the end of the period covered by this report based on such evaluation.

Item 9. Directors and Executive Officers of the Registrant.

       Name         Age                 Position with Company
       ----         ---   ------------------------------------------------
Jay H. Brown         62   Chairman, Chief Executive Officer and President
William S. Taylor    43   Executive Vice President, Secretary and Director
David A. Obal        40   Chief Financial Officer, Treasurer and Director

     Directors are elected until the next annual meeting of stockholders or until their successors are duly elected and qualified. Officers serve at the discretion of the Board of Directors. The Company does not have Audit, Compensation or Nomination committees. As a result, our entire board of directors performs the duties of these committees.

     Jay H. Brown has been Chairman, Chief Executive Officer and President since the Company's formation in October 1983.Since August 1992, he has worked as a management consultant for Nationwide Cellular Service, Inc., a cellular reseller and practices law in Las Vegas, Nevada.

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

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934 requires the Company's officer, directors and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent shareholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on our review of the copies of those reports we have received, or written representations that no reports were required for those persons, we are not aware of any failure to file reports or report transactions in a timely manner during the fiscal year ended September 30, 2004.

CODE OF ETHICS

The Company has not adopted a Code of Ethics for our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions as encouraged by the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"). As we have engaged in only limited activities and have not had any business operations since 1992, pre-Sarbanes-Oxley, we have not had either a need for, or the resources available to properly design and adopt, a Code of Ethics. We will revisit this issue in the future, however, in the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

Item 10. Executive Compensation.

     Summary Compensation Table

     The following table summarizes the aggregate compensation paid by the Company to the Chief Executive Officer. No executive officer of the Company received total compensation in excess of $100,000 during the last three years:

                       Annual Compensation
      Name and         -------------------
 Principal Position      Year   Salary $     Other $
 ------------------      ----   --------     -------
Jay H. Brown             2004       0         10,000
   Chairman, Chief       2003       0          7,500
   Executive Officer     2002       0              0
   And President

     The Company does not have any long-term incentive compensation plans.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information as of the date of this report, with respect to the beneficial ownership (as defined in Rule 13d-3 under the Securities and Exchange Act of 1934) of shares of common stock, the Company's sole voting securities, by each person known to the Company to be the beneficial owner of 5 percent or more of the Company's common stock, by each director and by all officers and directors as a group. Except as indicated otherwise, the persons named in the table below have the sole voting and investment power with respect to all shares shown beneficially owned by them.

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

Item 12. Certain Relationships and Related Transactions.

     On September 15, 2000, the Company loaned $50,000 to Jay H. Brown, its President, pursuant to a promissory note repayable with interest, accrued at the rate of 10% per annum, on or before June 30, 2002. The Company extended the due date on June 30, 2002 to June 30, 2003. The loan was paid in full in April 2003. On May 10, 2004 the Company sold 250,000 shares of common stock to its President for $2,500. The sale price was $.01 per share.

Item 13. Exhibits and Reports on Form 8-K.

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

Item 14. Principal Accountant Fees and Services.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees the Company paid to PTBK for the years ended December 31, 2005 and 2004 were as follows:

                                          2004     2003
                                         ------   -----
Audit Fees ...........................   10,658   4,000
Audit-Related Fees ...................        0       0
Total Audit and Audit-Related Fees ...   10,658   4,000
Tax Fees(a) ..........................        0       0
All Other Fees(b) ....................        0       0

CELLCOM I CORP.
INDEX TO FINANCIAL STATEMENTS

Report of independent registered public accounting firm   11
Financial statements:
   Balance sheets                                         12
   Statements of operations                               13
   Statements of stockholders' equity                     14
   Statements of cash flows                               15
   Notes to the financial statements                      16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Cellcom I Corp.
Las Vegas, Nevada

We have audited the accompanying balance sheet of Cellcom I Corp. (the Company) as of September 30, 2004 and 2003, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principals generally accepted in the United States.

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

September 30, 2005

CELLCOM I CORP.
BALANCE SHEETS
SEPTEMBER 30, 2004 AND 2003

                                                  September 30,   September 30,
                                                       2004           2003
                                                  -------------   -------------
ASSETS

CURRENT ASSETS:
   Cash                                           $         91    $      3,485
   Settlement receivable                                80,717          80,717
                                                  ------------    ------------
                                                  $     80,808    $     84,202
                                                  ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                               $     59,015    $     54,006
   Due to officer                                          397             397
                                                  ------------    ------------
                                                        59,412          54,403
STOCKHOLDERS' EQUITY
   Common stock, $.001 par value; 100,000,000
      shares authorized and 15,875,270 and
      15,625,270 shares issued and outstanding.         15,875          15,625
   Additional paid-in capital                       11,065,705      11,053,455
   Deficit                                         (11,060,184)    (11,039,281)
                                                  ------------    ------------
                                                        21,396          29,799
                                                  ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $     80,808    $     84,202
                                                  ============    ============

See notes to financial statements.

CELLCOM I CORP.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003

                                          2004          2003
                                      -----------   -----------
General and administrative expenses   $    20,903   $    31,170
Interest income                                --           797
Settlement gain                                --        80,717
Forgiveness of accounts payable                --        35,270
                                      -----------   -----------
NET INCOME (LOSS)                     $   (20,903)  $    85,614
                                      ===========   ===========
NET INCOME (LOSS) PER SHARE - (1)     $      (.00)  $       .01
                                      ===========   ===========
WEIGHTED AVERAGE NUMBER OF SHARES      15,722,530    15,625,270
                                      ===========   ===========

(1)  - Net income (loss) per share is less than $.01 per share.

See notes to financial statements.

CELLCOM I CORP.
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003

                                         Common Stock        Additional
                                     --------------------     paid-in
                                       Shares     Dollars     capital        Deficit       Total
                                     ----------   -------   -----------   ------------   --------
Balances, October 1, 2002            15,625,270   $15,625   $11,045,955   $(11,124,896)  $(63,315)
Contributed capital in the form of
   officer's services                        --        --         7,500             --      7,500
Net income                                   --        --            --         85,614     85,614
                                     ----------   -------   -----------   ------------   --------
Balances, September 30, 2003         15,625,270    15,625    11,053,455    (11,039,281)    29,799
Contributed capital in the form of
   officer's services                        --        --         7,500             --      7,500
Sale of common stock                    250,000       250         4,750             --      5,000
Net loss                                     --        --            --        (20,903)   (20,903)
                                     ----------   -------   -----------   ------------   --------
Balances, September 30, 2004         15,875,270   $15,875   $11,065,705   $(11,060,184)  $ 21,396
                                     ==========   =======   ===========   ============   ========

See notes to financial statements.

CELLCOM I CORP.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003

                                                                2004       2003
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                          $(20,903)  $ 85,614
   Adjustments to reconcile net income (loss) to net
      cash used in operating activities:
      Contributed capital in the form of officer's services     10,000      7,500
      Forgiveness of accounts payable                                     (35,270)
      Changes in operating assets and liabilities:
      Increase in Settlement receivable                             --    (80,717)
      Decrease in prepaid expenses                                          1,260
      Increase in accounts payable                               5,009      8,045
                                                              --------   --------
NET CASH USED IN OPERATING ACTIVITIES                           (5,894)   (13,568)
                                                              --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Loan repayments from officer                                     --     16,800
CASH PROVIDED FROM FINANCING ACTIVITIES
   Cash sale of common stock                                     2,500         --
NET CHANGE IN CASH                                              (3,394)     3,232
CASH AT BEGINNING OF THE YEAR                                    3,485        253
                                                              --------   --------
CASH AT END OF YEAR                                           $     91   $  3,485
                                                              ========   ========
NONCASH INVESTING ACTIIVITIES
Sale of common stock                                          $  2,500

CELLCOM I CORP.
NOTES TO THE FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPALS:

     Activities: - Cellcom I Corp. (the "Company is dormant and currently has no operations but is passively evaluating business opportunities. (Note 4).

     Per share calculations: - Per share amounts have been calculated based on
     15.9 million and 15.6 million weighted average number of common shares outstanding for the years ended September 30, 2004 and 2003, respectively. The Company has no common stock equivalents.

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

2.   INCOME TAXES:

     As of September 30, 2004 and 2003, the Company's deferred tax asset of $3.2 million and $3.2 million, consists primarily of its net operating loss carryforward of $9.5 million and $9.5 million, and in managements' opinion requires a 100% valuation allowance Since realization is not considered more likely than not at this time.

     The tax loss carryforwards expire during the years 2004 through 2021. The Internal Revenue Code of 1986, as amended (the "Code"), imposes substantial limitations under certain circumstances on the use of carryforwards upon the occurrence of an "ownership change" (as defined in Section 382 of the Code).

3.   RELATED PARTY TRANSACTIONS:

     In April 2004 the Board of Directors authorized the issuance of additional shares of common stock to be sold to qualified investors in order to obtain cash required to meet anticipated operating expenses for the current fiscal year. On May 10, 2004 the Company sold 250,000 shares of common stock to its President for $2,500. The sale price was $.01 per share, which was 50% of fair market value. The difference was recorded as both compensation and a capital contribution.

4.   GOING CONCERN:

     As of September 30, 2004, the Company did not have sufficient cash to pay its current and anticipated operating expenses for the following fiscal year. Management plans to raise additional capital by selling stock or obtaining outside financing; however, the Company does not have firm commitments for stock purchases or financing from outside sources or from its present officers and directors. (Can there be more description on the how the Company plans to raise additional capital?)

5.   SETTLEMENT ON PRIOR SALE:

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

6.   REVERSAL OF ATTORNEY FEES:

     During the fourth quarter of the fiscal year ended September 30, 2003, it was agreed between the Company and its SEC attorneys, Snow Becker Krauss PC, that fees of $35,200, which were accrued during the last three years, were to be reversed. The Company recorded a gain resulting from this settlement.

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

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

            Signature                        Title                    Date
            ---------                        -----                    ----


/s/ Jay H. Brown                   Chairman, Chief             December 26, 2006
--------------------------------      Executive Officer
Jay H. Brown                          and President


/s/ William S. Taylor              Executive Vice              December 26, 2006
--------------------------------      President, Secretary
William S. Taylor                     And Director


/s/ David A. Obal                  Chief Financial and         December 26, 2006
--------------------------------      Accounting Officer,
David A. Obal                         Treasurer and Director