Form 10QSB
period 2004-12-31
CELLCOM CORP
filed 2006-12-29
CIK 737275

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

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

Check whether the small business issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the small business issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the small business issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of January 20, 2006, the Issuer had 15,875,270 shares of common stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                 Cellcom I Corp.

                         Quarterly report on Form 10-QSB
                         Quarter ended December 31, 2004

Table of contents

PART I - FINANCIAL INFORMATION

Item 1. Financial statements

        Balance Sheets as of December 31, 2004 (unaudited) and
        September 30, 2004                                                     3

        Statements of operations for the three month period ended
        December 31, 2004 and December 31, 2003 (unaudited)                    4

        Statements of stockholders' equity for the three month period ended
        December 31, 2004 and December 31, 2003 (unaudited)                    5

        Statements of cash flows for the three month period ended
        December 31, 2004 and December 31, 2003 (unaudited)                    6

        Notes to financial statements (unaudited)                              7

Item 2. Management's discussion and analysis or plan of operation              8

Item 3. Controls and procedures                                                9

PART II - OTHER INFORMATION

Item 6. Exhibits and reports on Form 8-K                                      10

Signatures                                                                    11

PART I - FINANCIAL INFORMATION

Item 1. Financial statements

                                 CELLCOM I CORP.
                                 BALANCE SHEETS
              DECEMBER 31, 2004 (UNAUDITED) AND SEPTEMBER 30, 2004

                                                December 31,   September 30,
                                                    2004            2004
                                                ------------   -------------
ASSETS
CURRENT ASSETS:
   Cash                                         $     68,921   $         91
   Settlement receivable                                  --         80,717
                                                ------------   ------------
                                                $     68,921   $     80,808
                                                ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                             $     51,808   $     59,015
   Due to officer                                        397            397
                                                ------------   ------------
                                                      52,205         59,412
                                                ------------   ------------
STOCKHOLDERS' EQUITY
   Common stock, $.001 par value; 100,000,000
      shares authorized and 15,875,270 shares
      issued and outstanding.                         15,875         15,875
   Additional paid-in capital                     11,067,580     11,065,705
   Deficit                                       (11,066,740)   (11,060,184)
                                                ------------   ------------
                                                      16,715         21,396
                                                ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $     68,921   $     80,808
                                                ============   ============

See notes to financial statements.

                                 CELLCOM I CORP.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003

                                          Three Months Ended
                                             December 31
                                      -------------------------
                                          2004          2003
                                      -----------   -----------
General and administrative expenses   $     6,556   $     5,454
                                      -----------   -----------
NET LOSS                              $    (6,556)  $    (5,454)
                                      ===========   ===========
NET LOSS PER SHARE - (1)              $      (.00)  $      (.00)
                                      ===========   ===========
WEIGHTED AVERAGE NUMBER OF SHARES      15,875,270    15,875,270
                                      ===========   ===========

(1)  - Net loss per share is less than $.01 per share.

See notes to financial statements.

                                 CELLCOM I CORP.
                 STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2004

                                         Common Stock        Additional
                                     --------------------     paid-in
                                       Shares     Dollars     capital        Deficit      Total
                                     ----------   -------   -----------   ------------   -------
Balances
October 1, 2004                      15,875,270   $15,875   $11,065,705   $(11,060,184)  $21,396
Contributed capital in the form of
   officer's services                        --        --         1,875             --     1,875
Net loss                                     --        --            --         (6,556)   (6,556)
                                     ----------   -------   -----------   ------------   -------
Balances
December 31, 2004                    15,875,270   $15,875   $11,067,580   $(11,066,740)  $16,715
                                     ==========   =======   ===========   ============   =======

See notes to financial statements.

                                 CELLCOM I CORP.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003

                                                                2004      2003
                                                              -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                   $(6,556)  $(5,454)
   Adjustments to reconcile net loss to net
      cash provided by (used in) operating activities:
      Contributed capital in the form of officer's Services     1,875     1,875
      Changes in operating assets and liabilities:
      Collection of settlement receivable                      80,717
      Increase in prepaid expenses                                          (28)
      Increase (decrease) in accounts payable                  (7,206)      176
                                                              -------   -------
NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                                        68,830    (3,431)
                                                              -------   -------
NET CHANGE IN CASH                                             68,830    (3,431)
CASH AT BEGINNING OF THE PERIOD                                    91     3,485
                                                              -------   -------
CASH AT END OF PERIOD                                         $68,921   $    54
                                                              =======   =======

See notes to financial statements.

                                 CELLCOM I CORP.
                          NOTES TO FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The interim financial information included herein is unaudited and has been prepared consistent with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB and
     Item 310(b) of Regulation S-B. Accordingly, these financial statements do not include all information required by generally accepted accounting principals for annual financial statements. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 2004, from which the balance sheet information as of that date is derived. These interim financial statements contain all adjustments necessary in the opinion of management for a fair statement of results for the interim periods presented.

     The results of operations for the three months ended December 31, 2004, are not necessarily indicative of the results to be expected for the full year.

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

     Plan of Operations

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

     As of December 31, 2004, the Company has sufficient assets to pay its current and anticipated operating expenses for the current fiscal year ending September 30, 2005. The Company's primary capital resource at December 31, 2004 is $68,921 in the bank which is part of a settlement it received in connection with a lawsuit. (See Note 3 of Notes to Financial Statements.) The Company has been utilizing these funds to provide general working capital to handle the administrative reporting requirements of a public company.

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

Item 3. Controls and procedures.

     The Company's Chief Executive Officer and our Chief Financial Officer have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the quarter ended December 31, 2004.

     In connection with an independent audit of the Company's financial statements for the years ended September 30, 2005, 2004 and 2003, and reviews of the Company's related quarterly financial statements included in its quarterly reports on Form 10-QSB for periods ended during those years. Piercy, Bowler, Taylor & Kern ("PBTK"), its independent registered public accounting firm, informed the Company's Board of Directors in a communication dated January 19, 2006, (the "Auditor's Communication") that it had identified certain material weaknesses in the Company's internal controls over financial reporting. The material weaknesses relate to (i) the monitoring and segregation of responsibilities in the area of processing and recording transactions, and (ii) the reconciliation of cash accounts that were being maintained solely by the Chief Financial Officer of the Company without adequate procedures to protect against inadvertent errors and omissions, and (iii) the lack of financial oversight by either an audit committee or the Board of Directors performing a similar function to reasonably assure complete the appropriate SEC filings in a timely manner. Accordingly, the Company did not file its annual and periodic filings for or during 2003, 2004 and 2005 to remain compliant with SEC reporting requirements.

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