Form 10QSB
period 2005-03-31
CELLCOM CORP
filed 2006-12-29
CIK 737275

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

                                 Cellcom I Corp.

                         Quarterly report on Form 10-QSB
                          Quarter ended March 31, 2005

Table of contents

PART I - FINANCIAL INFORMATION

Item 1. Financial statements
        Balance sheets as of March 31, 2005 (unaudited) and September
        30, 2004                                                               3

        Statements of operations for the three month period ended March 31,
        2005 and March 31, 2004 (unaudited)                                    4

        Statements of operations for the six month period ended March 31,
        2005 and March 31, 2004 (unaudited)                                    5

        Statements of stockholders' equity for the six month period ended
        March 31, 2005 and March 31, 2004 (unaudited)                          6

        Statements of cash flows for the six-month period ended March 31,
        2005 and March 31, 2004 (unaudited)                                    7

        Notes to financial statements (unaudited)                              8

Item 2. Management's discussion and analysis or plan of operation              9

Item 3. Controls and procedures                                               10

PART II - OTHER INFORMATION

Item 6. Exhibits and reports on Form 8-K                                      11

Signatures                                                                    12

PART I - FINANCIAL INFORMATION

Item 1. Financial statements

                                 CELLCOM I CORP.
                                 BALANCE SHEETS
                MARCH 31, 2005 (UNAUDITED) AND SEPTEMBER 30, 2004

                                                  March 31,    September 30
                                                    2005           2004
                                                ------------   ------------
ASSETS

CURRENT ASSETS:
   Cash                                         $     46,393   $         91
   Prepaid expenses                                    5,857
   Settlement receivable                                             80,717
                                                ------------   ------------
                                                $     52,250   $     80,808
                                                ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                             $     51,321   $     59,015
   Due from officer                                      397            397
                                                ------------   ------------
                                                      51,718         59,412
                                                ------------   ------------
STOCKHOLDERS' EQUITY
   Common stock, $.001 par value;100,000,000
      shares authorized and 15,875,270 shares
      issued and outstanding.                         15,875         15,875
   Additional paid-in capital                     11,069,455     11,065,705
   Deficit                                       (11,084,798)   (11,060,184)
                                                ------------   ------------
                                                         532         21,396
                                                ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $     52,250   $     80,808
                                                ============   ============

See notes to financial statements.

                                 CELLCOM I CORP.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                                          Three Months Ended
                                               March 31
                                      -------------------------
                                          2005          2004
                                      -----------   -----------
General and administrative expenses   $    18,058   $     3,824
                                      -----------   -----------
NET LOSS                              $   (18,058)  $    (3,824)
                                      ===========   ===========
NET LOSS PER SHARE - (1)              $      (.00)  $      (.00)
                                      ===========   ===========
WEIGHTED AVERAGE NUMBER OF SHARES      15,875,270    15,875,270
                                      ===========   ===========

(1)  - Net loss per share is less than $.01 per share.

See notes to financial statements.

                                 CELLCOM I CORP.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                FOR THE SIX MONTHS ENDED MARCH 31, 2005 AND 2004

                                           Six Months Ended
                                               March 31
                                      -------------------------
                                          2005          2004
                                      -----------   -----------
General and administrative expenses   $    24,614   $     9,277
                                      -----------   -----------
NET LOSS                              $   (24,614)  $    (9,277)
                                      ===========   ===========

NET LOSS PER SHARE - (1)              $      (.00)  $      (.00)
                                      ===========   ===========

WEIGHTED AVERAGE NUMBER OF SHARES      15,875,270    15,875,270
                                      ===========   ===========

(1)  - Net loss per share is less than $.01 per share.

See notes to financial statements.

                                 CELLCOM I CORP.
                  STATEMENTS OF STOCKHOLDER EQUITY (UNAUDITED)
                     FOR THE SIX MONTHS ENDED MARCH 31, 2005

                               Common Stock        Additional
                           --------------------     paid-in
                             Shares     Dollars     capital        Deficit       Total
                           ----------   -------   -----------   ------------   --------
Balances
October 1, 2004            15,875,270   $15,875   $11,065,705   $(11,060,184)  $ 21,396

Contributed capital in
   The form of officer's
   services                        --        --         3,750             --      3,750

Net loss                           --        --            --        (24,614)   (24,614)
                           ----------   -------   -----------   ------------   --------
Balances
March 31, 2005             15,875,270   $15,875   $11,069,455   $(11,084,798)  $    532
                           ==========   =======   ===========   ============   ========

See notes to financial statements.

                                 CELLCOM I CORP.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE SIX MONTHS ENDED MARCH 31, 2005 AND 2004

                                                       2005       2004
                                                     --------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                          $(24,613)  $(9,277)

   Adjustments to reconcile net loss to net cash
      used in operating activities:
      Contributed capital in the form of officer's
         Services                                       3,750     3,750
      Changes in operating assets and liabilities:
      Increase in prepaid expenses                     (5,857)
      Collection of  settlement receivable             80,717        --
      Increase (decrease) in accounts payable          (7,695)    2,155
                                                     --------   -------
NET CASH PROVIDED BY (USED IN) OPERATING
   ACTIVITIES                                          46,302    (3,372)
                                                     --------   -------
NET CHANGE IN CASH                                     46,302    (3,372)

CASH AT BEGINNING OF THE PERIOD                            91     3,485
                                                     --------   -------
CASH AT END OF PERIOD                                $ 46,393   $   113
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

     The results of operations for the three months and six months ended March 31, 2005, are not necessarily indicative of the results to be expected for the full year.

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

     Overview

     The Company was incorporated as Cellcom Corp. on October 26, 1983, under the laws of the State of Delaware. The business purpose of the Company was originally to engage in the purchase and resale of cellular service. However, in April 16, 1992, due to declining working capital, net operating losses and negative cash flow, the Company and its subsidiaries filed voluntary petitions for relief Chapter 11 of the United States Bankruptcy Code. The Company has had no operations since it came out of bankruptcy in October 1993.

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

     As of March 31, 2005, the Company has sufficient assets to pay its current and anticipated operating expenses for the current fiscal year ending September 30, 2005. The Company's primary capital resource at March 31, 2005 is $46,393 in the bank which is part of a settlement it received in connection with a lawsuit. (See Note 3 of Notes to Financial Statements.) The Company has been utilizing these funds to provide general working capital to handle the administrative reporting requirements of a public company.

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

Item 3. Controls and procedures.

     The Company's Chief Executive Officer and our Chief Financial Officer have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the quarter ended March 31, 2005.

     In connection with an independent audit of the Company's financial statements for the years ended September 30, 2005, 2004 and 2003, and reviews of the Company's quarterly financial statements, included in its quarterly reports on Form 10-QSB for periods ended during those years, Piercy, Bowler, Taylor & Kern ("PBTK"), its independent registered public accounting firm, informed the Company's Board of Directors in a communication dated January 19, 2006, (the "Auditor's Communication") that it had identified certain material weaknesses in the Company's internal controls over financial reporting. The material weaknesses relate to (i) the monitoring and segregation of responsibilities in the area of processing and recording transactions, (ii) the reconciliation of cash accounts that were being maintained solely by the Chief Financial Officer of the Company without adequate procedures to protect against inadvertent errors and omissions, and (iii) the lack of financial oversight by either an audit committee or the Board of Directors performing a similar function to reasonably assure complete the appropriate SEC filings in a timely manner. Accordingly, the Company was did not file its annual and periodic filings for or during 2003, 2004 and 2005 to remain compliant with SEC reporting requirements.

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