Form 10QSB
period 2005-06-30
CELLCOM CORP
filed 2006-12-29
CIK 737275

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

                                 Cellcom I Corp.

                         Quarterly report on Form 10-QSB
                           Quarter ended June 30, 2005

Table of contents

PART I - FINANCIAL INFORMATION

Item 1. Financial statements

        Balance sheets as of June 30, 2005 (unaudited) and
        September 30, 2004                                                     3

        Statements of operations for the three months ended June 30, 2005
        and June 30, 2004 (unaudited)                                          4

        Statements of operations for the nine months ended June 30, 2005
        and June 30, 2004 (unaudited)                                          5

        Statements of stockholders' equity (deficiency) for the nine months
        ended June 30, 2005 and June 30, 2004 (unaudited)                      6

        Statements of cash flows for the nine months ended June 30, 2005
        and June 30, 2004 (unaudited)                                          7

        Notes to financial statements (unaudited)                              8

Item 2. Management's Discussion and Analysis or Plan of Operation              9

Item 3. Controls and procedures                                               10

PART II - OTHER INFORMATION

Item 6. Exhibits and reports on Form 8-K                                      11

Signatures                                                                    12

PART I - FINANCIAL INFORMATION

Item 1. Financial statements

                                 CELLCOM I CORP.
                                 BALANCE SHEETS
                JUNE 30, 2005 (UNAUDITED) AND SEPTEMBER 30, 2004

                                                            June 30,     September 30,
                                                              2005            2004
                                                          ------------   -------------
ASSETS

CURRENT ASSETS:
   Cash                                                   $     44,175   $         91
   Prepaid expenses                                                500
   Settlement receivable                                                       80,717
                                                          ------------   ------------
                                                          $     44,675   $     80,808
                                                          ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
   Accounts payable                                       $     56,248   $     59,015
   Due to officer                                                  397            397
                                                          ------------   ------------
                                                                56,645         59,412
                                                          ------------   ------------
STOCKHOLDERS' EQUITY (DEFICIENCY)
   Common stock, $.001 par value;100,000,000 shares
      authorized and 15,875,270 shares issued and
      outstanding.                                              15,875         15,875
   Additional paid-in capital                               11,071,330     11,065,705
   Deficit                                                 (11,099,175)   (11,060,184)
                                                          ------------   ------------
                                                               (11,970)        21,396
                                                          ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)   $     44,675   $     80,808
                                                          ============   ============

See notes to financial statements.

                                 CELLCOM I CORP.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004

                                          Three Months Ended
                                               June 30
                                      -------------------------
                                          2005          2004
                                      -----------   -----------
General and administrative expenses   $    14,377   $     7,402
                                      -----------   -----------
NET LOSS                              $   (14,377)  $    (7,402)
                                      ===========   ===========
NET LOSS PER SHARE - (1)              $      (.00)  $      (.00)
                                      ===========   ===========
WEIGHTED AVERAGE NUMBER OF SHARES      15,875,270    15,762,633
                                      ===========   ===========

(1)  - Net loss per share is less than $.01 per share.

See notes to financial statements.

                                 CELLCOM I CORP.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                FOR THE NINE MONTHS ENDED JUNE 30, 2005 AND 2004

                                          Nine Months Ended
                                               June 30
                                      -------------------------
                                          2005          2004
                                      -----------   -----------
General and administrative expenses   $    38,991   $    16,678
                                      -----------   -----------
NET LOSS                              $   (38,991)  $   (16,678)
                                      ===========   ===========
NET LOSS PER SHARE - (1)              $      (.00)  $      (.00)
                                      ===========   ===========
WEIGHTED AVERAGE NUMBER OF SHARES      15,875,270    15,670,890
                                      ===========   ===========

(1)  - Net loss per share is less than $.01 per share.

See notes to financial statements.

                                 CELLCOM I CORP.
           STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) (UNAUDITED)
                     FOR THE NINE MONTHS ENDED JUNE 30, 2005

                                    Common Stock        Additional
                                --------------------     paid-in
                                  Shares     Dollars     capital        Deficit       Total
                                ----------   -------   -----------   ------------   --------
Balances
October 1, 2004                 15,875,270   $15,875   $11,065,705   $(11,060,184)  $ 21,396
Contributed capital in the
   form of officer's services           --        --         5,625             --      5,625
Net loss                                --        --            --        (38,991)   (38,991)
                                ----------   -------   -----------   ------------   --------
Balances
June 30, 2005                   15,875,270   $15,875   $11,071,330   $(11,099,175)  $(11,970)
                                ==========   =======   ===========   ============   ========

See notes to financial statements.

                                 CELLCOM I CORP.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE NINE MONTHS ENDED JUNE 30, 2005 AND 2004

                                                       2005       2004
                                                     --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                          $(38,991)  $(16,678)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
      Contributed capital in the form of officer's
         services                                       5,625      8,125
      Changes in operating assets and liabilities:
      Increase in prepaid expenses                       (500)       (28)
      Collection of settlement receivable              80,717
Increase (decrease) in accounts payable                (2,767)     2,679
                                                     --------   --------
NET CASH USED IN OPERATING ACTIVITIES                  44,084     (5,902)
CASH PROVIDED BY ISSUANCE OF STOCK
   Cash sale of common stock                               --      2,500
NET CHANGE IN CASH                                     44,084     (3,402)
CASH AT BEGINNING OF THE PERIOD                            91      3,485
                                                     --------   --------
CASH AT END OF PERIOD                                $ 44,175   $     83
                                                     ========   ========
Non cash investing activity
Sale of common stock                                            $  2,500
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

     The results of operations for the three months and nine months ended June 30, 2005, are not necessarily indicative of the results to be expected for the full year.

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

     As of June 30, 2005, the Company has sufficient assets to pay its current and anticipated operating expenses for the current fiscal year ending September 30, 2005. The Company's primary capital resource at June 30, 2005 is $44,175 in the bank which is part of a settlement it received in connection with a lawsuit. (See Note 3 of Notes to Financial Statements.) The Company has been utilizing these funds to provide general working capital to handle the administrative reporting requirements of a public company.

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

PART II - OTHER INFORMATION

Item 6. Exhibits and reports on Form 8-K.

     (a)  Exhibits

EXHIBIT
NUMBER                                  DESCRIPTION
-------   ----------------------------------------------------------------------
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