Form 10KSB
period 2005-09-30
CELLCOM CORP
filed 2006-12-29
CIK 737275

                                 UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended September 30, 2005

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ended September 30, 2005 were $0.

The aggregate market value of the issuer's common stock held by non-affiliates as of September 30, 2005 was approximately $555,633. On such date, the closing price for the issuer's common stock, as quoted in the Pink Sheets, was $0.035.

The issuer had 15,875,270 shares of common stock outstanding as of January 20, 2006.

PART I

Item 1. Description of Business.

GENERAL

     Cellcom I Corp. was incorporated in the State of Delaware on October 26, 1983 as Cellcom Corp. (hereafter the "Registrant" or the "Company"). The Company was involuntarily dissolved in the State of Delaware in 2002 and effective February 10, 2005, was reinstated in Delaware under the name Cellcom I. Corp. The Company was engaged in the purchase and resale of cellular telephone service.

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

Item 2. Description of Property.

     The Company uses the offices of its President, Jay H. Brown, as its headquarters at 520 South Fourth Street, Las Vegas, Nevada 89101. The Company incurs no charges for the uses of Mr. Brown's office.

Item 3. Legal Proceedings.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2005.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

     The Company's common stock is traded in the over-the-counter market on the "Pink Sheets." The following table sets forth the high and low bid prices for the Company's common stock for the periods indicated, as reported by brokers and dealers making a market of common stock:

           Fiscal 2005     Fiscal 2004
          -------------   ------------
Quarter    High    Low    High    Low
-------   -----   -----   ----   -----
First     $.027   $.017   $.02   $.008
Second    $.021   $.015   $.02   $.01
Third     $.045   $.015   $.02   $.015
Fourth    $.04    $.035   $.02   $.015

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

Liquidity and Capital Resources

The Company did not have sufficient cash to pay its current and anticipated operating expenses for the following fiscal year. In December 2004, the Company received a cash settlement related to the sale of a minority interest in a cellular company in 1999 for $80,717. Please see Note 5 to Financial Statements. The Company has been utilizing these funds to provide general working capital and to handle the administrative reporting requirements of a public company. During the fiscal year ended, September 30, 2005, the Company incurred administrative expenses of $49,799.

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

Critical Accounting Policies and Estimates

Although the Company has no current operations and will consider any business opportunities that may present themselves, since it is dormant, our financial statements are not presented as those of a development stage operations.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R requires that compensation cost related to share-based employee compensation transactions be recognized in the financial statements. Share-based employee compensation transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee share purchase plans. The Company has not had any stock-based employee compensation in the past. The provisions of SFAS 123R are effective as of the first interim period that begins after December 15, 2005. However, the Company has no plans to issue and stock-based compensation in the foreseeable future.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes and SFAS No 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirement for the accounting for and reporting of a change in accounting principles. The provisions of SFAS No. 154 will be effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not presently expect to make any accounting changes that would be affected by SFAS No. 154 in the foreseeable future.

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

Item 9. Directors and Executive Officers of the Registrant

       Name         Age                 Position with Company
       ----         ---   ------------------------------------------------
Jay H. Brown         63   Chairman, Chief Executive Officer and President
William S. Taylor    44   Executive Vice President, Secretary and Director
David A. Obal        41   Chief Financial Officer, Treasurer and Director

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

Item 10. Executive Compensation.

     Summary Compensation Table

     The following table summarizes the aggregate compensation paid by the Company to the Chief Executive Officer. No executive officer of the Company received total compensation in excess of $100,000 during the last three years:

                       Annual Compensation
      Name and         -------------------
 Principal Position      Year   Salary $     Other $
 ------------------      ----   --------     -------
Jay H. Brown             2005       0          7,500
   Chairman, Chief       2004       0         10,000
   Executive Officer     2003       0          7,500
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
Stock      directors as a group        Beneficial
           (consisting of 2 persons)

----------
(1) All percentages are based on a total of 15,875,270 shares outstanding as of January 20, 2006.

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

          31.1 Certification of Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

          32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14. Principal Accountants' Fees and Services.

PRINCIPAL ACCOUNTANTS' FEES AND SERVICES

The aggregate fees the Company paid to PTBK for the years ended December 31, 2005 and 2004, were as follows:

                                          2005     2004
                                         ------   ------
Audit Fees ...........................   24,840   10,658
Audit-Related Fees ...................        0        0
Total Audit and Audit-Related Fees ...   24,840   10,658
Tax Fees(a) ..........................        0        0
All Other Fees(b) ....................        0        0

CELLCOM I CORP.
INDEX TO FINANCIAL STATEMENTS

Report of independent registered public accounting firm   11
Financial statements:
   Balance sheets                                         12
   Statements of operations                               13
   Statements of stockholders' equity (deficiency)        14
   Statements of cash flows                               15
   Notes to the financial statements                      16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Cellcom I Corp.
Las Vegas, Nevada

We have audited the accompanying balance sheet of Cellcom I Corp. (the Company) as of September 30, 2005 and 2004, and the related statements of operations, stockholders' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principals generally accepted in the United States.

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

September 30, 2005

                                 CELLCOM I CORP.
                                 BALANCE SHEETS
                           SEPTEMBER 30, 2005 AND 2004

                                                  September 30,   September 30,
                                                       2005            2004
                                                  -------------   -------------
ASSETS

CURRENT ASSETS:
   Cash                                           $     33,292    $         91
   Prepaid expenses                                      1,346
   Settlement receivable                                                80,717
                                                  ------------    ------------
                                                  $     34,638    $     80,808
                                                  ============    ============
LIABILITY AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
   Accounts payable                               $     54,782    $     59,015
   Due to officer                                          397             397
                                                  ------------    ------------
                                                  $     55,179    $     59,412
                                                  ------------    ------------
STOCKHOLDERS' EQUITY (DEFICIENCY)
   Common stock, $.001 par value; 100,000,000
      shares authorized and 15,875,270 shares
      issued and outstanding.                           15,875          15,875
   Additional paid-in capital                       11,073,205      11,065,705
   Deficit                                         (11,109,621)    (11,060,184)
                                                  ------------    ------------
                                                       (20,541)         21,396
                                                  ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIENCY)                                   $     34,638    $     80,808
                                                  ============    ============

See notes to financial statements.

                                 CELLCOM I CORP.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004

                                          2005          2004
                                      -----------   -----------
General and administrative expenses   $    49,437   $    20,903
                                      -----------   -----------
NET LOSS                              $   (49,437)  $   (20,903)
                                      ===========   ===========
NET LOSS PER SHARE - (1)              $      (.00)  $      (.00)
                                      ===========   ===========
WEIGHTED AVERAGE NUMBER OF SHARES      15,875,270    15,722,530
                                      ===========   ===========

(1)  - Net loss per share is less than $.01 per share.

See notes to financial statements.

                                 CELLCOM I CORP.
                  STATEMENTS OF STOCKHOLDERS' EQUITY DEFICIENCY
                 FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004

                                    Common Stock        Additional
                                --------------------     paid-in
                                  Shares     Dollars     capital        Deficit       Total
                                ----------   -------   -----------   ------------   --------
Balances, October 1, 2003       15,625,270   $15,625   $11,053,455   $(11,039,281)  $ 29,799
Contributed capital in the
   form of officer's services           --        --         7,500             --      7,500
Sale of common stock               250,000       250         4,750             --      5,000
Net loss                                --        --            --        (20,903)   (20,903)
                                ----------   -------   -----------   ------------   --------
Balances, September 30, 2004    15,875,270    15,875    11,065,705    (11,060,184)    21,396
Contributed capital in the
   form of officer's services           --        --         7,500             --      7,500
Net loss                                --        --            --        (49,437)   (49,437)
                                ----------   -------   -----------   ------------   --------
Balances, September 30, 2005    15,875,270   $15,875   $11,073,205   $(11,109,621)  $(20,541)
                                ==========   =======   ===========   ============   ========

See notes to financial statements.

CELLCOM I CORP.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004

                                                        2005       2004
                                                      --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                           $(49,437)  $(20,903)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
      Contributed capital in the form of officer's
         services                                        7,500     10,000
      Changes in operating assets and liabilities:
         Collection of settlement receivable            80,717         --
         Increase in prepaid expenses                   (1,346)
         Increase (decrease) in accounts payable        (4,233)     5,009
                                                      --------   --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES     33,201     (5,894)
                                                      --------   --------
CASH PROVIDED BY INVESTING ACTIVITIES
   Cash sale of common stock                                --      2,500
                                                      --------   --------
NET CHANGE IN CASH                                      33,201     (3,394)
CASH AT BEGINNING OF THE YEAR                               91      3,485
                                                      --------   --------
CASH AT END OF YEAR                                   $ 33,292   $     91
                                                      ========   ========
Non cash investing activity
   Sale of common stock                               $  2,500

See notes to financial statements.

CELLCOM I CORP.
NOTES TO THE FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPALS:

     Activities: - Cellcom I Corp. (the "Company") is dormant and currently has no business operations but is passively evaluating business opportunities. (Note 4).

     Per share calculations: - Per share amounts have been calculated based on
     15.9 million and 15.7 million weighted average number of common shares outstanding for the years ended September 30, 2005 and 2004, respectively. The Company has no common stock equivalents.

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

2.   INCOME TAXES:

     As of September 30, 2005 and 2004, the Company's deferred tax asset of $3.0 million and $3.2 million, consists primarily of its net operating loss carryforward of $8.8 million and $9.5 million, and in managements' opinion requires a 100% valuation allowance since realization is not considered more likely than not at this time.

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

4.   GOING CONCERN:

     As of September 30, 2005, the Company did not have sufficient cash to pay its current and anticipated operating expenses for the following fiscal year. Management plans to raise additional capital by selling stock or obtaining outside financing; however, the Company does not have firm commitments for stock purchases or financing from outside sources or from its present officers and directors.

5.   SETTLEMENT ON PRIOR SALE:

     In 1999, the Company sold its minority interest in a start-up cellular provider for $79,000. Following the sale, a claim was asserted in a class action initiated by another investor in the cellular provider in which it was alleged that the minority interest shareholders had been underpaid for their shares. In December 2004, the Company was notified by the attorneys for the minority interest shareholders that a settlement had been reached with the cellular provider. The Company received a settlement payment of $80,717 in December 2004, which was accrued as of December 31, 2002, since the event that caused the dispute occurred, and the settlement took place prior to the preparation of the Company's financial statements as of and for the period ended.

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