Form 10QSB
period 2005-12-31
CELLCOM CORP
filed 2006-12-29
CIK 737275

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

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

                                 Cellcom I Corp.

                         Quarterly report on Form 10-QSB
                         Quarter ended December 31, 2005

Table of contents

PART I - FINANCIAL INFORMATION

Item 1. Financial statements

        Balance sheets as of December 31, 2005 (unaudited) and
        September 30, 2005                                                       3

        Statements of operations for the three months ended December 31, 2005
        and December 31, 2004 (unaudited)                                        4

        Statements of stockholders' equity deficiency for the three months
        ended December 31, 2005 and December 31, 2004 (unaudited)                5

        Statements of cash flows for the three months ended December 31, 2005
        and December 31, 2004 (unaudited)                                        6

        Notes to financial statements (unaudited)                                7

Item 2. Management's Discussion and Analysis or Plan of Operation                8

Item 3. Controls and procedures                                                  9

PART II - OTHER INFORMATION

Item 6. Exhibits and reports on Form 8-K                                        11

Signatures                                                                      12

PART I - FINANCIAL INFORMATION

Item 1. Financial statements

                                 CELLCOM I CORP.
                                 BALANCE SHEETS
              DECEMBER 31, 2003 (UNAUDITED) AND SEPTEMBER 30, 2003

                                                December 30,   September 30,
                                                    2005            2005
                                                ------------   -------------
ASSETS
CURRENT ASSETS:
   Cash                                         $     17,540   $     33,292
   Prepaid expenses                                    3,895          1,346
                                                ------------   ------------
                                                $     21,435   $     34,638
                                                ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
DEFICIENCY
CURRENT LIABILITIES:
   Accounts payable                             $     54,715   $     54,782
   Due to officer                                         --            397
                                                ------------   ------------
                                                      54,715         55,179
                                                ------------   ------------
STOCKHOLDERS' EQUITY DEFICIENCY
   Common stock, $.001 par value; 100,000,000
      shares authorized and 15,875,270 shares
      issued and outstanding.                         15,875         15,875
   Additional paid-in capital                     11,075,080     11,073,205
   Deficit                                       (11,124,235)   (11,109,621)
                                                ------------   ------------
                                                     (33,280)       (20,541)
                                                ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY DEFICIENCY                            $     21,435   $     34,638
                                                ============   ============

See notes to financial statements.

                                 CELLCOM I CORP.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004

                                          Three Months Ended
                                              December 31
                                      -------------------------
                                          2005          2004
                                      -----------   -----------
General and administrative expenses   $    14,614   $     6,556
                                      -----------   -----------
NET LOSS                              $   (14,614)  $    (6,556)
                                      ===========   ===========
NET LOSS PER SHARE - (1)              $      (.00)  $      (.00)
                                      ===========   ===========
WEIGHTED AVERAGE NUMBER OF SHARES      15,875,270    15,875,270
                                      ===========   ===========

(1)  - Net loss per share is less than $.01 per share.

See notes to financial statements.

                                 CELLCOM I CORP.
            STATEMENTS OF STOCKHOLDERS' EQUITY DEFICIENCY (UNAUDITED)
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2005

                                    Common Stock        Additional
                                --------------------     paid-in
                                  Shares     Dollars     capital        Deficit       Total
                                ----------   -------   -----------   ------------   --------
Balances
October 1, 2005                 15,875,270   $15,875   $11,073,205   $(11,109,621)  $(20,541)
Contributed capital in the
   form of officer's services           --        --         1,875             --      1,875
Net loss                                --        --            --        (14,614)   (14,614)
                                ----------   -------   -----------   ------------   --------
Balances
December 31, 2005               15,875,270   $15,875   $11,075,080   $(11,124,235)  $(33,280)
                                ==========   =======   ===========   ============   ========

See notes to financial statements.

                                 CELLCOM I CORP.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004

                                                                2005       2004
                                                              --------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                   $(14,614)  $(6,556)
   Adjustments to reconcile net loss to net
      cash provided by (used in) operating activities:
      Contributed capital in the form of officer's services      1,875     1,875
      Changes in operating assets and liabilities:
      Collection of settlement receivable                                 80,717
      Increase in prepaid expenses                              (2,549)       --
      Increase (decrease) in accounts payable                     (464)   (7,206)
                                                              --------   -------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (15,752)   68,830
                                                              --------   -------
NET CHANGE IN CASH                                             (15,752)   68,830
CASH AT BEGINNING OF THE PERIOD                                 33,292        91
                                                              --------   -------
CASH AT END OF PERIOD                                         $ 17,540   $68,921
                                                              ========   =======

See notes to financial statements.

                                 CELLCOM I CORP.
                          NOTES TO FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The interim financial information included herein is unaudited and has been prepared consistent with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB and
     Item 310(b) of Regulation S-B. Accordingly, these financial statements do not include all information required by generally accepted accounting principals for annual financial statements. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 2005, from which the balance sheet information as of that date is derived. These interim financial statements contain all adjustments necessary in the opinion of management for a fair statement of results for the interim periods presented.

     The results of operations for the three months ended December 31, 2005, are not necessarily indicative of the results to be expected for the full year.

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

     Management may also seek to raise additional capital by selling stock or obtaining outside financing; however, the Company does not have firm commitments for stock purchases or financing from outside sources or from its present officers and directors.

     As of December 31, 2005, the Company does not have sufficient assets to pay its current and anticipated operating expenses for the current fiscal year ending September 30, 2006.

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

Item 3. Controls and procedures.

     The Company's Chief Executive Officer and our Chief Financial Officer have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the quarter ended December 31, 2005.

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