Form 10QSB/A
period 2002-12-31
CELLCOM CORP
filed 2007-03-20
CIK 737275

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB/A

                                (AMENDMENT NO. 1)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ______ TO ______

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

                                EXPLANATORY NOTE

This Amendment No. 1 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2002 is being filed to reflect the completion of the quarterly review of the Registrant's interim financial statements included herein by Piercy Bowler Taylor & Kern ("PBTK"), the Registrant's independent registered public accountant. The interim financial statements previously filed with the Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2002 contained interim financial statements for which review by PBTK had not been completed, notwithstanding the Registrant's mistaken belief at the time of the filing that review of such interim financial statements had been completed by PBTK.

                                 Cellcom I Corp.

                         Quarterly report on Form 10-QSB
                         Quarter ended December 31, 2002

Table of contents

PART I - FINANCIAL INFORMATION

Item 1. Financial statements

        Balance sheets as of December 31, 2002 (unaudited) and September
        30, 2002                                                               4

        Statements of operations for the three months ended December 31,
        2002 and December 31, 2001 (unaudited)                                 5

        Statements of stockholders' equity (deficiency) for the three
        months ended December 31, 2002 (unaudited)                             6

        Statements of cash flows for the three months ended December 31,
        2002 and December 31, 2001 (unaudited)                                 7

        Notes to financial statements (unaudited)                              8

Item 2. Management's Discussion and Analysis or Plan of Operation              9

Item 3. Controls and procedures                                                9

PART II - OTHER INFORMATION

Item 6. Exhibits and reports on Form 8-K                                      11

Signatures                                                                    12

PART I - FINANCIAL INFORMATION

Item 1. Financial statements

                                 CELLCOM I CORP.
                                 BALANCE SHEETS
              DECEMBER 31, 2002 (UNAUDITED) AND SEPTEMBER 30, 2002

                                                  December 31,    September 30,
                                                      2002             2002
                                                  ------------    -------------
ASSETS
CURRENT ASSETS:
   Cash                                           $         50    $        253
   Settlement receivable                                80,717
   Prepaid expenses                                      1,544           1,260
   Loan receivable, officer                             15,700          16,800
                                                  ------------    ------------
                                                  $     98,011    $     18,314
                                                  ============    ============
LIABILITY AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITY:
   Accounts payable                               $     82,876    $     81,628
                                                  ------------    ------------
STOCKHOLDERS' EQUITY (DEFICIENCY)
   Common stock, $.001 par value;100,000,000
      shares authorized and 15,625,270 shares
      issued and outstanding                            15,625          15,625
   Additional paid-in capital                       11,047,830      11,045,955
   Deficit                                         (11,048,320)    (11,124,895)
                                                  ------------    ------------
                                                        15,135         (63,315)
                                                  ------------    ------------
TOTAL LIABILITY AND STOCKHOLDERS'
   EQUITY (DEFICIENCY)                            $     98,011    $     18,314
                                                  ============    ============

See notes to financial statements.

                                 CELLCOM I CORP.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001

                                          Three Months Ended
                                             December 31
                                      -------------------------
                                          2002          2001
                                      -----------   -----------
General and administrative expenses   $     4,542   $     9,046
Interest income                               400           817
Settlement gain                            80,717            --
                                      -----------   -----------
NET INCOME (LOSS)                     $    76,575   $    (8,229)
                                      ===========   ===========
NET INCOME (LOSS) PER SHARE - (1)     $       .00   $      (.00)
                                      ===========   ===========
WEIGHTED AVERAGE NUMBER OF SHARES      15,625,270    15,625,270
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

     In connection with an independent audit of the Company's financial statements for the years ended September 30, 2005, 2004 and 2003, and reviews of the Company's quarterly financial statements, included in its quarterly reports on Form 10-QSB for periods ended during those years, Piercy, Bowler, Taylor & Kern ("PBTK"), its independent registered public accounting firm, informed the Company's Board of Directors in a communication dated January 19, 2006, (the "Auditors' Communication") that it had identified certain material weaknesses in the Company's internal controls over financial reporting. The material weaknesses relate to (i) the monitoring and segregation of responsibilities in the area of processing and recording transactions, and (ii) the reconciliation of cash accounts that were being maintained solely by the Chief Financial Officer of the Company without adequate procedures to protect against inadvertent errors and omissions, (iii) the lack of financial oversight by either an audit committee or the Board of Directors performing a similar function to reasonably assure completion of the appropriate SEC filings in a timely manner, and (iv) controls were not in place to reasonably assure that proper authorization would be given by PBTK prior to filing reports with the SEC. Accordingly, the Company did not file its annual and periodic filings for during 2003, 2004 and 2005 to remain compliant with SEC reporting requirements.

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

     (a)  Exhibits

15.1 Report of Independent Registered Public Accounting Firm

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

Dated: March 16, 2007                   CELLCOM I CORP.


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