Form 10QSB/A
period 2003-03-31
CELLCOM CORP
filed 2007-03-20
CIK 737275

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

                                EXPLANATORY NOTE

This Amendment No. 1 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2003 is being filed to reflect the completion of the quarterly review of the Registrant's interim financial statements included herein by Piercy Bowler Taylor & Kern ("PBTK"), the Registrant's independent registered public accountant. The interim financial statements previously filed with the Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2003 contained interim financial statements for which review by PBTK had not been completed, notwithstanding the Registrant's mistaken belief at the time of the filing that review of such interim financial statements had been completed by PBTK.

                                 Cellcom I Corp.

                         Quarterly report on Form 10-QSB
                          Quarter ended March 31, 2003

Table of contents

PART I  - FINANCIAL INFORMATION

Item 1.   Financial statements

          Balance sheets as of March 31, 2003 (unaudited) and
          September 30, 2002                                                  4

          Statements of operations for the three months ended March 31,
          2003 and March 31, 2002 (unaudited)                                 5

          Statements of operations for the six months ended March 31,
          2003 and March 31, 2002 (unaudited)                                 6

          Statements of stockholders' equity (deficiency) for the six
          months ended March 31, 2003 (unaudited)                             7

          Statements of cash flows for the six months ended March 31,
          2003 and March 31, 2002 (unaudited)                                 8

          Notes to financial statements  (unaudited)                          9

Item 2.   Management's Discussion and Analysis or Plan of Operation          10

Item 3.   Controls and procedures                                            10

PART II - OTHER INFORMATION

Item 6.   Exhibits and reports on Form 8-K                                     12

Signatures                                                                     13

PART I - FINANCIAL INFORMATION

Item 1. Financial statements

                                 CELLCOM I CORP.
                                 BALANCE SHEETS
                MARCH 31, 2003 (UNAUDITED) AND SEPTEMBER 30, 2002


                                                            March 31,    September 30,
                                                              2003            2002
                                                          ------------   -------------
ASSETS
CURRENT ASSETS:
   Cash                                                   $        450   $        253
   Accounts receivable                                          80,717
   Prepaid expenses                                              1,322          1,260
   Loan receivable, officer                                     11,662         16,800
                                                          ------------   ------------
                                                          $     94,151   $     18,314
                                                          ============   ============
LIABILITY AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITY:
   Accounts payable                                       $     81,211   $     81,628
                                                          ------------   ------------
STOCKHOLDERS' EQUITY (DEFICIENCY)
   Common stock, $.001 par value;100,000,000
      shares authorized and 15,625,270 shares
      issued and outstanding                                    15,625         15,625
   Additional paid-in capital                               11,049,705     11,045,955
   Deficit                                                 (11,052,390)   (11,124,895)
                                                          ------------   ------------
                                                                12,940        (63,315)
                                                          ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)   $     94,151   $     18,314
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