Form 10QSB/A
period 2003-06-30
CELLCOM CORP
filed 2007-03-20
CIK 737275

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

     FOR THE TRANSITION PERIOD FROM ________ TO ________

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

                                EXPLANATORY NOTE

This Amendment No. 1 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2003 is being filed to reflect the completion of the quarterly review of the Registrant's interim financial statements included herein by Piercy Bowler Taylor & Kern ("PBTK"), the Registrant's independent registered public accountant. The interim financial statements previously filed with the Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2003 contained interim financial statements for which review by PBTK had not been completed, notwithstanding the Registrant's mistaken belief at the time of the filing that review of such interim financial statements had been completed by PBTK.

                                 Cellcom I Corp.

                         Quarterly report on Form 10-QSB
                           Quarter ended June 30, 2003

Table of contents

PART I - FINANCIAL INFORMATION

Item 1. Financial statements

        Balance sheets as of June 30, 2003 (unaudited) and
        September 30, 2002                                                     4

        Statements of operations for the three months ended June 30, 2003
        and June 30, 2002 (unaudited)                                          5

        Statements of operations for the nine months ended June 30, 2003
        and June 30, 2002 (unaudited)                                          6

        Statements of stockholders' equity (deficiency) for the nine months
        ended June 30, 2003 (unaudited)                                        7

        Statements of cash flows for the nine months ended June 30, 2003
        and June 30, 2002 (unaudited)                                          8

        Notes to financial statements (unaudited)                              9

Item 2. Management's Discussion and Analysis or Plan of Operation             10

Item 3. Controls and procedures                                               10

PART II - OTHER INFORMATION

Item 6. Exhibits and reports on Form 8-K                                      12

Signatures                                                                    13

PART I - FINANCIAL INFORMATION

Item 1. Financial statements

                                 CELLCOM I CORP.
                                 BALANCE SHEETS
                JUNE 30, 2003 (UNAUDITED) AND SEPTEMBER 30, 2002

                                                      June 30,     September 30,
                                                        2003            2002
                                                    ------------   -------------
ASSETS
CURRENT ASSETS:
   Cash                                             $      5,926   $        253
   Settlement receivable                                  80,717
   Prepaid expenses                                          763          1,260
   Loan receivable, officer                                   --         16,800
                                                    ------------   ------------
                                                    $     87,406   $     18,314
                                                    ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
   Accounts payable                                 $     77,881   $     81,628
   Due to officer                                            397
                                                    ------------   ------------
                                                          78,278         81,628
                                                    ------------   ------------
STOCKHOLDERS' EQUITY (DEFICIENCY)
   Common stock, $.001 par value;100,000,000
      shares authorized and 15,625,270 shares
      issued and outstanding                              15,625         15,625
   Additional paid-in capital                         11,051,580     11,045,955
   Deficit                                           (11,058,077)   (11,124,895)
                                                    ------------   ------------
                                                           9,128        (63,315)
                                                    ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIENCY)                              $     87,406   $     18,314
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

                                 CELLCOM I CORP.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                FOR THE NINE MONTHS ENDED JUNE 30, 2003 AND 2002

                                          Nine Months Ended
                                               June 30
                                      -------------------------
                                          2003          2002
                                      -----------   -----------
General and administrative expenses   $    14,696   $     26,511
Settlement gain                            80,717             --
Interest income                               797          2,010
                                      -----------   ------------
NET INCOME (LOSS)                     $    66,818   $    (24,501)
                                      ===========   ============
NET INCOME (LOSS) PER SHARE - (1)     $       .00   $       (.00)
                                      ===========   ============
WEIGHTED AVERAGE NUMBER OF SHARES      15,625,270     15,625,270
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

PART II - OTHER INFORMATION

Item 6. Exhibits and reports on Form 8-K.

     (a) Exhibits

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
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