Form 10KSB/A
period 2003-09-30
CELLCOM CORP
filed 2007-03-20
CIK 737275

                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                (AMENDMENT NO. 1)

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

Securities Registered Under Section 12(g) of the Exchange Act: ____________

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

                                EXPLANATORY NOTE

This Amendment No. 1 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003 is being filed to include an audit report as executed by Piercy Bowler Taylor & Kern ("PBTK"), the Registrant's independent registered public accounting firm. The audit report and consent of PBTK previously filed with the Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003 were not authorized by PBTK to be filed, notwithstanding the Registrant's mistaken belief at the time of the filing that such opinion and consent had been properly authorized by PBTK. Further, this Amendment No. 1 to the Registrant's Annual Report on Form 10-KSB is being filed to amend Items 7, 8A and 10. Additionally, a signed consent of PBTK is not included in this Amendment No. 1 to the registrant's Annual Report on Form 10-KSB as the Registrant has determined that its registration statement on Form S-8 (File No. 33-30985) is not currently active.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The Company's common stock is traded in the over-the-counter market on the "Pink Sheets." The following table sets forth the high and low bid prices for the Company's common stock for the periods indicated, as reported by brokers and dealers making a market of common stock:

           Fiscal 2003     Fiscal 2002
          -------------   -------------
Quarter    High    Low     High    Low
-------   -----   -----   -----   -----
First     $.005   $.005   $ .01   $.005
Second    $ .01   $.005   $ .01   $.005
Third     $.008   $.007   $.005   $.005
Fourth    $ .01   $.008   $ .01   $.005

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

In connection with independent audits of the Company's financial statements for the years ended September 30, 2005, 2004 and 2003 and reviews of the Company's quarterly financial statements included in its quarterly reports on Form 10-QSB for periods ended during those years, Piercy, Bowler, Taylor & Kern ("PBTK"), its independent registered public accounting firm, informed the Company's Board of Directors in a communication dated January 19, 2006 (the "Auditors' Communication") that it had identified certain material weaknesses in the Company's internal controls over financial reporting. The material weaknesses relate to (i) the monitoring and segregation of responsibilities in the area of processing and recording transactions, and (ii) the reconciliation of cash accounts that were being maintained solely by the Chief Financial Officer of the Company without adequate procedures to protect against inadvertent errors and omissions, (iii) the lack of financial oversight by either an audit committee or the Board of Directors performing a similar function, and (iv) controls were not in place to reasonably assure that proper authorization would be given by PBTK prior to filing reports with the SEC to reasonably assure completion of the appropriate SEC filings in a timely manner. Accordingly, the Company did not file its annual and periodic filings for or during 2003, 2004 and 2005 to remain compliant with SEC reporting requirements.

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

PART III

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

During the Company's two most recent fiscal years, there were no disagreements between the Company and Piercy Bowler Taylor & Kern ("PBTK"), whether or not resolved, on any matter of accounting 7principals or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Piercy's satisfaction would have caused Piercy to make reference to the subject matter of the disagreement (s) in connection with its reports.

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

     Jay H. Brown has been Chairman, Chief Executive Officer and President since the Company's formation in October 1983.Since August 1992, he has worked as a management consultant for Nationwide Cellular Service, Inc., a cellular reseller and practices [ ] law in Las Vegas, Nevada.

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

Item 11. Executive Compensation.

     Summary Compensation Table

     The following table summarizes the aggregate compensation paid by the Company to the Chief Executive Officer. No executive officer of the Company received total compensation in excess of $100,000 during the last three years:


                          Annual Compensation
Name and               -------------------------
Principal Position     Year   Salary $   Other $
------------------     ----   --------   -------
Jay H. Brown           2003       0       7,500
   Chairman, Chief     2002       0           0
   Executive Officer   2001       0           0
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

          31.1 Certification of Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

          32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K.

          None.

Item 15. Principal Accountant Fees and Services.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees the Company paid to PTBK for the years ended December 31, 2003 and 2002 were as follows:

                                         2003   2002
                                        -----   ----
Audit Fees...........................   4,000
Audit-Related Fees...................       0
Total Audit and Audit-Related Fees...   4,000
Tax Fees(a)..........................       0
All Other Fees (b)...................       0

----------
(a)  "Tax fees"

(b)  "All Other Fees"

CELLCOM I CORP.
INDEX TO FINANCIAL STATEMENTS

Report of independent registered public accounting firm                       12
Financial statements:
   Balance sheets                                                             13
   Statements of operations                                                   14
   Statements of stockholders' equity (deficiency)                            15
   Statements of cash flows                                                   16
   Notes to the financial statements                                          17

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

Dated: March 16, 2007                   CELLCOM I CORP.


                                        By: /s/ Jay H. Brown
                                            ------------------------------------
                                            Jay H. Brown, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                               Title                    Date
---------                               -----                    ----


/s/ Jay H. Brown                        Chairman, Chief          March 16, 2007
-------------------------------------   Executive Officer
Jay H. Brown                            and President


/s/ William S. Taylor                   Executive Vice           March 16, 2007
-------------------------------------   President, Secretary
William S. Taylor                       And Director


/s/ David A. Obal                       Chief Financial and      March 16, 2007
-------------------------------------   Accounting Officer,
                                        Treasurer and Director