Form 10QSB/A
period 2003-12-31
CELLCOM CORP
filed 2007-03-20
CIK 737275

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

     FOR THE TRANSITION PERIOD FROM ___________ TO ___________

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

                                EXPLANATORY NOTE

This Amendment No. 1 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2003 is being filed to reflect the completion of the quarterly review of the Registrant's interim financial statements included herein by Piercy Bowler Taylor & Kern ("PBTK"), the Registrant's independent registered public accountant. The interim financial statements previously filed with the Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2003 contained interim financial statements for which review by PBTK had not been completed, notwithstanding the Registrant's mistaken belief at the time of the filing that review of such interim financial statements had been completed by PBTK.

                                 Cellcom I Corp.

                         Quarterly report on Form 10-QSB
                         Quarter ended December 31, 2003

Table of contents

PART I - FINANCIAL INFORMATION

Item 1. Financial statements

        Balance sheets as of December 31, 2003 (unaudited) and
        September 30, 2003                                                     4

        Statements of operations for the three months ended December 31,
        2003 and December 31, 2002 (unaudited)                                 5

        Statements of stockholders' equity for the three months ended
        December 31, 2003 (unaudited)                                          6

        Statements of cash flows for the three months ended December 31,
        2003 and December 31, 2002 (unaudited)                                 7

        Notes to financial statements (unaudited)                              8

Item 2. Management's Discussion and Analysis or Plan of Operation              9

Item 3. Controls and procedures                                                9

PART II - OTHER INFORMATION

Item 6. Exhibits and reports on Form 8-K                                      11

Signatures                                                                    12

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

                                 CELLCOM I CORP.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002

                                          Three Months Ended
                                             December 31
                                      -------------------------
                                          2003          2002
                                      -----------   -----------
General and administrative expenses   $     5,454   $     4,542
Interest income                                --           400
Settlement gain                                --        80,717
                                      -----------   -----------
NET INCOME (LOSS)                     $    (5,454)  $    76,575
                                      ===========   ===========
NET INCOME (LOSS) PER SHARE - (1)     $      (.00)  $       .00
                                      ===========   ===========
WEIGHTED AVERAGE NUMBER OF SHARES      15,625,270    15,625,270
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