Form 10QSB/A
period 2004-06-30
CELLCOM CORP
filed 2007-03-20
CIK 737275

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

                                EXPLANATORY NOTE

This Amendment No. 1 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2004 is being filed to reflect the completion of the quarterly review of the Registrant's interim financial statements included herein by Piercy Bowler Taylor & Kern ("PBTK"), the Registrant's independent registered public accountant. The interim financial statements previously filed with the Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2004 contained interim financial statements for which review by PBTK had not been completed, notwithstanding the Registrant's mistaken belief at the time of the filing that review of such interim financial statements had been completed by PBTK.

                                 Cellcom I Corp.

                         Quarterly report on Form 10-QSB
                           Quarter ended June 30, 2004

Table of contents

PART I - FINANCIAL INFORMATION

Item 1. Financial statements

        Balance sheets as of June 30, 2004 (unaudited) and
        September 30, 2003                                                     4

        Statements of operations for the three month period ended
        June 30, 2004 and June 30, 2003 (unaudited)                            5

        Statements of operations for the nine month period ended
        June 30, 2004 and June 30, 2003 (unaudited)                            6

        Statements of stockholders' equity for the nine month period
        ended June 30, 2004 (unaudited)                                        7

        Statements of cash flows for the nine month period ended
        June 30, 2004 and June 30, 2003 (unaudited)                            8

        Notes to financial statements (unaudited)                              9

Item 2. Management's discussion and analysis or plan of operation             10

Item 3. Controls and procedures                                               11

PART II - OTHER INFORMATION

Item 6. Exhibits and reports on Form 8-K                                      12

SIGNATURES                                                                    13

PART I - FINANCIAL INFORMATION

Item 1. Financial statements

                                 CELLCOM I CORP.
                                 BALANCE SHEETS
                JUNE 30, 2004 (UNAUDITED) AND SEPTEMBER 30, 2003

                                                   June 30,     September 30,
                                                     2004            2003
                                                 ------------   -------------
ASSETS
CURRENT ASSETS:
   Cash                                          $         83    $      3,485
   Accounts receivable                                 80,717          80,717
   Prepaid expenses                                        28
                                                 ------------    ------------
                                                 $     80,828    $     84,202
                                                 ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                              $     56,685    $     54,006
    Due from officer                                      397             397
                                                 ------------    ------------
                                                       57,082          54,403
                                                 ------------    ------------
STOCKHOLDERS' EQUITY
   Common stock, $.001 par value;100,000,000
      shares authorized and 15,875,270 and
      15,625,270 shares issued and outstanding         15,875          15,625
   Additional paid-in capital                      11,063,830      11,053,455
   Deficit                                        (11,055,959)    (11,039,281)
                                                 ------------    ------------
                                                       23,746          29,799
                                                 ------------    ------------
TOTAL LIABILITIES AND  STOCKHOLDERS'
   EQUITY                                        $     80,828    $     84,202
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