Form 10KSB/A
period 2004-09-30
CELLCOM CORP
filed 2007-03-20
CIK 737275

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

                                EXPLANATORY NOTE

This Amendment No. 1 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004 is being filed to include an audit report as executed by Piercy Bowler Taylor & Kern ("PBTK"), the Registrant's independent registered public accounting firm. The audit report and consent of PBTK previously filed with the Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004 were not authorized by PBTK to be filed, notwithstanding the Registrant's mistaken belief at the time of the filing that such opinion and consent had been properly authorized by PBTK. Further, this Amendment No. 1 to the Registrant's Annual Report on Form 10-KSB is being filed to amend Item 8A. Additionally, a signed consent of PBTK is not included in this Amendment No. 1 to the registrant's Annual Report on Form 10_KSB as the Registrant has determined that its registration statement on Form S-8 (File No. 33-30985) is not currently active.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

     (a) The Company's common stock is traded in the over-the-counter market on the "Pink Sheets." The following table sets forth the high and low bid prices for the Company's common stock for the periods indicated, as reported by brokers and dealers making a market of common stock:

           Fiscal 2004    Fiscal 2003
          ------------   -------------
Quarter   High    Low     High    Low
-------   ----   -----   -----   -----
First     $.02   $.008   $.005   $.005
Second    $.02   $ .01   $ .01   $.005
Third     $.02   $.015   $.008   $.007
Fourth    $.02   $.015   $ .01   $.008

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

Item 14. Principal Accountant Fees and Services.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees the Company paid to PTBK for the years ended December 31, 2005 and 2004 were as follows:

                                        2004     2003
                                       ------   -----
Audit Fees..........................   10,658   4,000
Audit-Related Fees..................        0       0
Total Audit and Audit-Related Fees..   10,658   4,000

Tax Fees(a).........................        0       0
All Other Fees (b)..................        0       0

CELLCOM I CORP.
INDEX TO FINANCIAL STATEMENTS

Report of independent registered public accounting firm                       12

Financial statements:
   Balance sheets                                                             13
   Statements of operations                                                   14
   Statements of stockholders' equity                                         15
   Statements of cash flows                                                   16
   Notes to the financial statements                                          17

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

Dated: March 16, 2007                   CELLCOM I CORP.


                                        By: /s/ Jay H. Brown
                                            ------------------------------------
                                            Jay H. Brown, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

         Signature                     Title                Date
         ---------                     -----                ----


/s/ Jay H. Brown              Chairman, Chief          March 16, 2007
---------------------------   Executive Officer
Jay H. Brown                  and President


/s/ William S. Taylor         Executive Vice           March 16, 2007
---------------------------   President, Secretary
William S. Taylor             And Director


/s/ David A. Obal             Chief Financial and      March 16, 2007
---------------------------   Accounting Officer,
David A. Obal                 Treasurer and Director