Form 10QSB/A
period 2004-12-31
CELLCOM CORP
filed 2007-03-20
CIK 737275

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

                                EXPLANATORY NOTE

This Amendment No. 1 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2004 is being filed to reflect the completion of the quarterly review of the Registrant's interim financial statements included herein by Piercy Bowler Taylor & Kern ("PBTK"), the Registrant's independent registered public accountant. The interim financial statements previously filed with the Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2004 contained interim financial statements for which review by PBTK had not been completed, notwithstanding the Registrant's mistaken belief at the time of the filing that review of such interim financial statements had been completed by PBTK.

                                 Cellcom I Corp.

                         Quarterly report on Form 10-QSB
                         Quarter ended December 31, 2004

Table of contents

PART I - FINANCIAL INFORMATION

Item 1. Financial statements

        Balance Sheets as of December 31, 2004 (unaudited) and
        September 30, 2004                                                     4

        Statements of operations for the three month period ended
        December 31, 2004 and December 31, 2003 (unaudited)                    5

        Statements of stockholders' equity for the three month period ended
        December 31, 2004 (unaudited)                                          6

        Statements of cash flows for the three month period ended
        December 31, 2004 and December 31, 2003 (unaudited)                    7

        Notes to financial statements (unaudited)                              8

Item 2. Management's discussion and analysis or plan of operation              9

Item 3. Controls and procedures                                                9

PART II - OTHER INFORMATION

Item 6. Exhibits and reports on Form 8-K                                      11

Signatures                                                                    12

PART I - FINANCIAL INFORMATION

Item 1. Financial statements

                                 CELLCOM I CORP.
                                 BALANCE SHEETS
              DECEMBER 31, 2004 (UNAUDITED) AND SEPTEMBER 30, 2004

                                                December 31,   September 30,
                                                    2004           2004
                                                ------------   ------------
ASSETS
CURRENT ASSETS:
   Cash                                         $     68,921   $         91
   Settlement receivable                                  --         80,717
                                                ------------   ------------
                                                $     68,921   $     80,808
                                                ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                             $     51,808   $     59,015
   Due to officer                                        397            397
                                                ------------   ------------
                                                      52,205         59,412
                                                ------------   ------------
STOCKHOLDERS' EQUITY
   Common stock, $.001 par value; 100,000,000
      shares authorized and 15,875,270 shares
      issued and outstanding.                         15,875         15,875
   Additional paid-in capital                     11,067,580     11,065,705
   Deficit                                       (11,066,740)   (11,060,184)
                                                ------------   ------------
                                                      16,715         21,396
                                                ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                       $     68,921   $     80,808
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