Form 10QSB/A
period 2005-03-31
CELLCOM CORP
filed 2007-03-20
CIK 737275

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

     FOR THE TRANSITION PERIOD FROM _______________ TO _______________

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

                                EXPLANATORY NOTE

This Amendment No. 1 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2005 is being filed to reflect the completion of the quarterly review of the Registrant's interim financial statements included herein by Piercy Bowler Taylor & Kern ("PBTK"), the Registrant's independent registered public accountant. The interim financial statements previously filed with the Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2005 contained interim financial statements for which review by PBTK had not been completed, notwithstanding the Registrant's mistaken belief at the time of the filing that review of such interim financial statements had been completed by PBTK.

                                 Cellcom I Corp.
                         Quarterly report on Form 10-QSB
                          Quarter ended March 31, 2005

Table of contents

PART I - FINANCIAL INFORMATION

Item 1. Financial statements

        Balance sheets as of March 31, 2005 (unaudited) and September 30,
        2004                                                                   4

        Statements of operations for the three month period ended March 31,
        2005 and March 31, 2004 (unaudited)                                    5

        Statements of operations for the six month period ended March 31,
        2005 and March 31, 2004 (unaudited)                                    6

        Statements of stockholders' equity for the six month period ended
        March 31, 2005 (unaudited)                                             7

        Statements of cash flows for the six-month period ended March 31,
        2005 and March 31, 2004 (unaudited)                                    8

        Notes to financial statements (unaudited)                              9

Item 2. Management's discussion and analysis or plan of operation             10

Item 3. Controls and procedures                                               10

PART II - OTHER INFORMATION

Item 6. Exhibits and reports on Form 8-K                                      12

Signatures                                                                    13

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