Form 10QSB/A
period 2005-06-30
CELLCOM CORP
filed 2007-03-20
CIK 737275

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

     FOR THE TRANSITION PERIOD FROM __________ TO __________

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

                                EXPLANATORY NOTE

This Amendment No. 1 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005 is being filed to reflect the completion of the quarterly review of the Registrant's interim financial statements included herein by Piercy Bowler Taylor & Kern ("PBTK"), the Registrant's independent registered public accountant. The interim financial statements previously filed with the Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005 contained interim financial statements for which review by PBTK had not been completed, notwithstanding the Registrant's mistaken belief at the time of the filing that review of such interim financial statements had been completed by PBTK.

                                 Cellcom I Corp.

                         Quarterly report on Form 10-QSB
                           Quarter ended June 30, 2005

Table of contents

PART I - FINANCIAL INFORMATION

Item 1. Financial statements

        Balance sheets as of June 30, 2005 (unaudited) and September 30,
        2004                                                                   4

        Statements of operations for the three months ended June 30, 2005
        and June 30, 2004 (unaudited)                                          5

        Statements of operations for the nine months ended June 30, 2005
        and June 30, 2004 (unaudited)                                          6

        Statements of stockholders' equity (deficiency) for the nine
        months ended June 30, 2005 (unaudited)                                 7

        Statements of cash flows for the nine months ended June 30, 2005
        and June 30, 2004 (unaudited)                                          8

        Notes to financial statements (unaudited)                              9

Item 2. Management's Discussion and Analysis or Plan of Operation             10

Item 3. Controls and procedures                                               11

PART II - OTHER INFORMATION

Item 6. Exhibits and reports on Form 8-K                                      12

Signatures                                                                    13

PART I - FINANCIAL INFORMATION

Item 1. Financial statements

                                 CELLCOM I CORP.
                                 BALANCE SHEETS
                JUNE 30, 2005 (UNAUDITED) AND SEPTEMBER 30, 2004

                                                  June 30,     September 30,
                                                    2005            2004
                                                ------------   -------------
ASSETS
CURRENT ASSETS:
   Cash                                         $     44,175   $         91
   Prepaid expenses                                      500
   Settlement receivable                                             80,717
                                                ------------   ------------
                                                $     44,675   $     80,808
                                                ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIENCY)
CURRENT LIABILITIES:
   Accounts payable                             $     56,248   $     59,015
   Due to officer                                        397            397
                                                ------------   ------------
                                                      56,645         59,412
                                                ------------   ------------
STOCKHOLDERS' EQUITY (DEFICIENCY)
   Common stock, $.001 par value;100,000,000
      shares authorized and 15,875,270 shares
      issued and outstanding                          15,875         15,875
   Additional paid-in capital                     11,071,330     11,065,705
   Deficit                                       (11,099,175)   (11,060,184)
                                                ------------   ------------
                                                     (11,970)        21,396
                                                ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIENCY)                          $     44,675   $     80,808
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

PART II - OTHER INFORMATION

Item 6. Exhibits and reports on Form 8-K.

     (a)  Exhibits

EXHIBIT
 NUMBER                                 DESCRIPTION
-------   ----------------------------------------------------------------------
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