Form 10KSB/A
period 2005-09-30
CELLCOM CORP
filed 2007-03-20
CIK 737275

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

Securities Registered Under Section 12(g) of the Exchange Act: ____

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

                                EXPLANATORY NOTE

This Amendment No. 1 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005 is being filed to include an audit report as executed by Piercy Bowler Taylor & Kern ("PBTK"), the Registrant's independent registered public accounting firm. The audit report and consent of PBTK previously filed with the Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005 were not authorized by PBTK to be filed, notwithstanding the Registrant's mistaken belief at the time of the filing that such opinion and consent had been properly authorized by PBTK. Further, this Amendment No. 1 to the Registrant's Annual Report on Form 10-KSB is being filed to amend Items 7 and 8A. Additionally, a signed consent of PBTK is not included in this Amendment No. 1 to the registrant's Annual Report on Form 10-KSB as the Registrant has determined that its registration statement on Form S-8 (File No. 33-30985) is not currently active.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

     The Company's common stock is traded in the over-the-counter market on the "Pink Sheets." The following table sets forth the high and low bid prices for the Company's common stock for the periods indicated, as reported by brokers and dealers making a market of common stock:

           Fiscal 2005     Fiscal 2004
          -------------   ------------
Quarter    High    Low    High    Low
-------   -----   -----   ----   -----
First     $.027   $.017   $.02   $.008
Second    $.021   $.015   $.02   $ .01
Third     $.045   $.015   $.02   $.015
Fourth    $ .04   $.035   $.02   $.015

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

Item 9. Directors and Executive Officers of the Registrant

Name                Age   Position with Company
----                ---   ---------------------
Jay H. Brown         63   Chairman, Chief Executive Officer and President
William S. Taylor    44   Executive Vice President, Secretary and Director
David A. Obal        41   Chief Financial Officer, Treasurer and Director

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

Title of      Name and Address          Nature of                    % of
  Class      of Beneficial Owner        Ownership   # of Shares   Class (1)
--------   ----------------------      ----------   -----------   ---------
Common     Jay H. Brown                Record and   4,181,774       26.3%
Stock      520 S. Fourth St.           Beneficial
           Las Vegas, NV 89101

Common     William S. Taylor           Record and     733,333        4.6%
Stock      50 Springbrook Rd.          Beneficial
           Livingston, NJ 07039

Common     Joseph W. Namath            Record and   1,333,332(2)     8.4%
Stock      and James Walsh             Beneficial
           300 East 51st Street
           New York, NY 10022

Common     SBK Investment Partners     Record and     966,666        6.1%
Stock      605 Third Avenue            Beneficial
           New York, NY 10158

Common     Tassinari Family Trust      Record and   1,000,000        6.3%
Stock      P. O. Box 81890             Beneficial
           Las Vegas, NV 89180

Common     All officers and            Record and   4,915,107       31.0%
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

          31.1 Certification of Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

          32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14. Principal Accountants' Fees and Services.

PRINCIPAL ACCOUNTANTS' FEES AND SERVICES

The aggregate fees the Company paid to PTBK for the years ended December 31, 2005 and 2004, were as follows:

                                               2005     2004
                                              ------   ------
Audit Fees.................................   24,840   10,658
Audit-Related Fees.........................        0        0
Total Audit and Audit-Related Fees.........   24,840   10,658
Tax Fees(a)................................        0        0
All Other Fees(b)..........................        0        0

CELLCOM I CORP.
INDEX TO FINANCIAL STATEMENTS

Report of independent registered public accounting firm                       12

Financial statements:
   Balance sheets                                                             13
   Statements of operations                                                   14
   Statements of stockholders' equity (deficiency)                            15
   Statements of cash flows                                                   16
   Notes to the financial statements                                          17

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


/s/ PIERCY BOWLER TAYLOR & KERN

Piercy Bowler Taylor & Kern
Certified Public Accountants and Business Advisors
Las Vegas, Nevada

January 19, 2006

                                 CELLCOM I CORP.
                                 BALANCE SHEETS
                           SEPTEMBER 30, 2005 AND 2004

                                                  September 30,   September 30,
                                                       2005            2004
                                                  -------------   -------------
ASSETS
CURRENT ASSETS:
   Cash                                           $     33,292    $         91
   Prepaid expenses                                      1,346
   Settlement receivable                                                80,717
                                                  ------------    ------------
                                                  $     34,638    $     80,808
                                                  ============    ============
LIABILITY AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
   Accounts payable                               $     54,782    $     59,015
   Due to officer                                          397             397
                                                  ------------    ------------
                                                        55,179          59,412
                                                  ------------    ------------
STOCKHOLDERS' EQUITY (DEFICIENCY)
   Common stock, $.001 par value; 100,000,000
      shares authorized and 15,875,270 shares
      issued and outstanding.                           15,875          15,875
   Additional paid-in capital                       11,073,205      11,065,705
   Deficit                                         (11,109,621)    (11,060,184)
                                                  ------------    ------------
                                                       (20,541)         21,396
                                                  ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIENCY)                            $     34,638    $     80,808
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

Dated: March 16, 2007                    CELLCOM I CORP.


                                         By: /s/ Jay H. Brown
                                             -----------------------------------
                                             Jay H. Brown, President

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