Form 10QSB/A
period 2005-12-31
CELLCOM CORP
filed 2007-03-20
CIK 737275

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

                                EXPLANATORY NOTE

This Amendment No. 1 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2005 is being filed to reflect the completion of the quarterly review of the Registrant's interim financial statements included herein by Piercy Bowler Taylor & Kern ("PBTK"), the Registrant's independent registered public accountant. The interim financial statements previously filed with the Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2005 contained interim financial statements for which review by PBTK had not been completed, notwithstanding the Registrant's mistaken belief at the time of the filing that review of such interim financial statements had been completed by PBTK.

                                 Cellcom I Corp.

                         Quarterly report on Form 10-QSB
                         Quarter ended December 31, 2005

Table of contents

PART I - FINANCIAL INFORMATION

Item 1. Financial statements

        Balance sheets as of December 31, 2005 (unaudited) and September
        30, 2005                                                               4

        Statements of operations for the three months ended December 31,
        2005 and December 31, 2004 (unaudited)                                 5

        Statements of stockholders' equity deficiency for the three months
        ended December 31, 2005 (unaudited)                                    6

        Statements of cash flows for the three months ended December 31,
        2005 and December 31, 2004 (unaudited)                                 7

        Notes to financial statements (unaudited)                              8

Item 2. Management's Discussion and Analysis or Plan of Operation              8

Item 3. Controls and procedures                                                9

PART II - OTHER INFORMATION

Item 6. Exhibits and reports on Form 8-K                                      11

Signatures                                                                    12

PART I - FINANCIAL INFORMATION

Item 1. Financial statements

                                 CELLCOM I CORP.
                                 BALANCE SHEETS
              DECEMBER 31, 2005 (UNAUDITED) AND SEPTEMBER 30, 2005

                                                December 30,   September 30,
                                                    2005            2005
                                                ------------   -------------
ASSETS

CURRENT ASSETS:
   Cash                                         $     17,540   $     33,292
   Prepaid expenses                                    3,895          1,346
                                                ------------   ------------
                                                $     21,435   $     34,638
                                                ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
DEFICIENCY

CURRENT LIABILITIES:
   Accounts payable                             $     54,715   $     54,782
   Due to officer                                         --            397
                                                ------------   ------------
                                                      54,715         55,179
                                                ------------   ------------

STOCKHOLDERS' EQUITY DEFICIENCY
   Common stock, $.001 par value; 100,000,000
      shares authorized and 15,875,270 shares
      issued and outstanding                          15,875         15,875
   Additional paid-in capital                     11,075,080     11,073,205
   Deficit                                       (11,124,235)   (11,109,621)
                                                ------------   ------------
                                                     (33,280)       (20,541)
                                                ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY DEFICIENCY                            $     21,435   $     34,638
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
                        ==========   =======   ===========   ============   ========

See notes to financial statements.

                                 CELLCOM I CORP.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004

                                                           2005       2004
                                                         --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                              $(14,614)  $ (6,556)
   Adjustments to reconcile net loss to net
      cash provided by (used in) operating activities:
         Contributed capital in the form of officer's
            services                                        1,875      1,875
         Changes in operating assets and liabilities:
         Collection of settlement receivable                          80,717
         Increase in prepaid expenses                      (2,549)        --
         Increase (decrease) in accounts payable             (464)    (7,206)
                                                         --------   --------
NET CASH PROVIDED BY (USED IN) OPERATING
   ACTIVITIES                                             (15,752)    68,830
                                                         --------   --------
NET CHANGE IN CASH                                        (15,752)    68,830
CASH AT BEGINNING OF THE PERIOD                            33,292         91
                                                         --------   --------
CASH AT END OF PERIOD                                    $ 17,540   $ 68,921
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

Dated: March 16, 2007                   CELLCOM I CORP.


                                        By: /s/ David A. Obal
                                            -----------------------------------
                                            David A. Obal
                                            Chief Financial Officer
                                            (Duly authorized officer and
                                            Principal Financial Officer)